Form 10-Q
period 2019-09-30
Arcturus Therapeutics Holdings Inc.
filed 2019-11-08
CIK 1768224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the registrant had 15,125,293 shares of voting common stock outstanding.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars in thousands, except par value information)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,172	$36,709
Accounts receivable	2,625	4,481
Prepaid expenses and other current assets	2,611	638
Total current assets	79,408	41,828
Property and equipment, net	2,073	1,975
Operating lease right-of-use asset, net	5,324	—
Equity-method investment	303	288
Non-current restricted cash	107	107
Total assets	$87,215	$44,198
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,013	$2,398
Accrued liabilities	6,676	3,907
Deferred revenue	10,999	6,272
Total current liabilities	21,688	12,577
Deferred revenue, net of current portion	14,551	7,534
Long-term debt	10,016	9,911
Operating lease liability, net of current portion	5,065	—
Deferred rent	—	534
Total liabilities	$51,320	$30,556
Stockholders’ equity
Common stock: $0.001 par value; 30,000 shares authorized; 15,126 issued and outstanding at September 30, 2019; NIS 0.07 par value; 30,000 shares authorized, 10,762 issued, 10,719 outstanding and 43 held in treasury at December 31, 2018	15	214
Additional paid-in capital	96,559	58,302
Accumulated deficit	(60,679)	(44,874)
Total stockholders’ equity	35,895	13,642
Total liabilities and stockholders’ equity	$87,215	$44,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

U.S. dollars in thousands (except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Collaboration revenue	$3,318	$3,423	$17,821	$8,176
Operating expenses:
Research and development, net	7,053	3,969	21,646	12,135
General and administrative	3,881	3,810	10,871	17,141
Total operating expenses	10,934	7,779	32,517	29,276
Loss from operations	(7,616)	(4,356)	(14,696)	(21,100)
Gain (loss) from equity-method investment	303	(47)	15	(47)
Finance (expense) income, net	(120)	150	(321)	373
Net loss	$(7,433)	$(4,253)	$(15,002)	$(20,774)
Net loss per share, basic and diluted	$(0.56)	$(0.42)	$(1.18)	$(2.07)
Weighted-average shares outstanding, basic and diluted	13,201	10,093	12,734	10,059
Comprehensive loss:
Net loss	$(7,433)	$(4,253)	$(15,002)	$(20,774)
Unrealized gain on short-term investments	—	2	—	7
Comprehensive loss	$(7,433)	$(4,251)	$(15,002)	$(20,767)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

U.S. dollars in thousands

Three Months Ended September 30, 2019
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
BALANCE - June 30, 2019	13,120	$13	$74,851	$—	$(53,246)	$21,618
Net loss	—	—	—	—	(7,433)	(7,433)
Share-based compensation	—	—	383	—	—	383
Issuance of common stock, net of issuance costs	1,995	2	21,276	—	—	21,278
Issuance of common stock upon exercise of stock options	11	—	49	—	—	49
BALANCE – September 30, 2019	15,126	$15	$96,559	$—	$(60,679)	$35,895

Three Months Ended September 30, 2018
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
BALANCE - June 30, 2018	10,748	$214	$57,189	$2	$(39,610)	$17,795
Net loss	—	—	—	—	(4,253)	(4,253)
Unrealized gain on short-term investments	—	—	—	2	—	2
Share-based compensation	—	—	587	—	—	587
Issuance of common stock upon exercise of stock options	13	—	20	—	—	20
BALANCE – September 30, 2018	10,761	$214	$57,796	$4	$(43,863)	$14,151

Nine Months Ended September 30, 2019
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
BALANCE - December 31, 2018	10,762	$214	$58,302	$—	$(44,874)	$13,642
Net loss	—	—	—	—	(15,002)	(15,002)
Treasury stock	(43)	—	—	—	—	—
Share-based compensation	—	—	1,185	—	—	1,185
Redomiciliation share exchange	—	(203)	203	—	—	—
Issuance of restricted common stock and option, net of issuance costs	2,400	2	15,543	—	—	15,545
Issuance of common stock, net of issuance costs	1,995	2	21,276	—	—	21,278
Issuance of common stock upon exercise of stock options	12	—	50	—	—	50
Effect of adoption of ASU 2014-09	—	—	—	—	(803)	(803)
BALANCE – September 30, 2019	15,126	$15	$96,559	$—	$(60,679)	$35,895

Nine Months Ended September 30, 2018
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
BALANCE – December 31, 2017	10,699	$212	$56,674	$(3)	$(23,089)	$33,794
Net loss	—	—	—	—	(20,774)	(20,774)
Unrealized gain on short-term investments	—	—	—	7	—	7
Share-based compensation	—	—	753	—	—	753
Issuance of common stock upon exercise of stock options	62	2	369	—	—	371
BALANCE – September 30, 2018	10,761	$214	$57,796	$4	$(43,863)	$14,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

U.S. dollars in thousands

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(15,002)	$(20,774)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	531	415
Amortization of right-of-use operating lease asset	544	—
Share-based compensation expense	1,185	753
Non-cash interest expense	105	—
(Gain) loss from equity-method investment	(15)	47
Changes in operating assets and liabilities
Accounts receivable	1,856	(643)
Prepaid expense and other assets	(1,973)	611
Accounts payable	1,489	938
Accrued liabilities	1,432	9
Deferred revenue	10,941	3,647
Net cash provided by (used in) operating activities	1,093	(14,997)
INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	—	30,211
Purchases of short-term investments	—	(9,093)
Acquisition of property and equipment	(503)	(1,253)
Net cash (used in) provided by investing activities	(503)	19,865
FINANCING ACTIVITIES:
Proceeds from the issuance of restricted common stock and option, net of issuance costs	15,545	—
Proceeds from the issuance of common stock, net of issuance costs	21,278	—
Proceeds from exercise of stock options	50	332
Net cash provided by financing activities	36,873	332
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	37,463	5,200
Cash, cash equivalents and restricted cash at beginning of the period	36,816	25,238
Cash, cash equivalents and restricted cash at end of the period	$74,279	$30,438

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid for interest	$508	$—
Non-cash investing activities
Right-of-use asset obtained in exchange for lease liabilities	$5,868	$—
Sale of intangible assets for equity investment	$—	$590
Release of repurchase liability for restricted shares	$—	$37
Purchase of property and equipment in accounts payable	$126	$177

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company”) is a RNA medicines company focused on significant opportunities in rare, liver, and respiratory diseases. Management believes that the Company’s key proprietary technology has the potential to address the major hurdles in RNA development, namely the effective and safe delivery of RNA therapeutics to disease-relevant target tissues.

The financial statements for periods prior to June 17, 2019, the effective date of the Redomiciliation (as described below), relate to Arcturus Therapeutics Ltd. and relate to Arcturus Therapeutics Holdings Inc. for the period from and after June 17, 2019. Unless stated otherwise or the context otherwise requires, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries from and after the effective time of the Redomiciliation and, prior to that time, to its predecessor, Arcturus Therapeutics Ltd.

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

The Company is a pre-clinical bioscience company that is dependent on obtaining external equity and debt financings to fund its operations. Historically, the Company’s primary sources of financing have been through the sale of its securities, through issuance of debt and through collaboration agreements. The Company raised $10.0 million in gross proceeds from a long-term debt agreement entered into on October 12, 2018 with Western Alliance Bank (Note 5).  On June 18, 2019, the Company entered into a Third Amendment to the Research Collaboration and License Agreement with Ultragenyx Pharmaceutical Inc. (“Ultragenyx”), from which the Company received $30.0 million. Furthermore, in separate offerings, the Company raised total net proceeds of $21.4 million during the third quarter of 2019 through the sale of equity securities.  Research and development activities have required significant capital investment since the Company’s inception.

The Company expects its operations to continue to require cash investment to pursue the Company’s research and development activities, including preclinical studies, formulation development, clinical trials and related drug manufacturing. The Company has experienced net losses since its inception and as of September 30, 2019 has an accumulated deficit of $60.7 million.  The Company expects to continue to incur additional losses for the foreseeable future, and the Company will need to raise additional debt or equity financing or enter into additional collaborations to fund its development. The ability of the Company to transition to profitability is dependent on identifying and developing successful mRNA drug candidates. In the near future, if the Company is not able to achieve planned milestones, incurs costs in excess of its forecasts, or does not meet the covenant requirements associated with its debt (Note

5), it will need to reduce discretionary spending, or discontinue the development of some or all of its products, which will delay part of its development programs, all of which will have a material adverse effect on the Company’s ability to achieve its intended business objectives.  There can be no assurances that additional financing will be secured or, if secured, will be on favorable terms to the Company. The Company’s management is of the opinion that its current financial resources will be sufficient to continue the development of the Company’s products for at least twelve months from the date that the condensed consolidated financial statements for the quarter ended September 30, 2019 are issued.

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

As a result of the Exchange Agreement, the par value of Arcturus Israel’s ordinary shares prior to the Redomiciliation is presented in New Israeli Shekel and the par value of the Company’s common stock subsequent to the Redomiciliation is presented in United States Dollars.

As of June 17, 2019, the common stock of the Company is listed on the NASDAQ Stock Market LLC (“NASDAQ”). Upon consummation of the transactions contemplated by the Share Exchange Agreement, Arcturus Israel’s ordinary shares were delisted from trading on NASDAQ, and Arcturus Israel became a private company (as defined in the Companies Law) wholly-owned by the Company.

Pursuant to the Exchange Agreement, on June 12, 2019 all of the shares of Arcturus Sub were distributed to the Company and Arcturus Sub became a wholly-owned and direct subsidiary of the Company. This distribution was completed in connection with a liquidation of Arcturus Israel which was formally initiated after the redomiciliation described above.

On October 30, 2019, the Company amended its loan agreement with Western Alliance Bank. See “Note 5. Long-term debt with Western Alliance Bank” for further information.

See “Note 6 Stockholders’ Equity – Registered Direct Offerings” for further information on the Company’s recent registered direct offerings.

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

Revenue Recognition

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, using the modified retrospective transition method. Topic 606 provides a unified model to determine how revenue is recognized and the Company applied the standard to collaborative research and technology agreements that were in progress as of the effective date, January 1, 2019. The Company determines revenue recognition for arrangements within the scope of Topic 606 by performing the following five steps: (i) identify the contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the company satisfies a performance obligation.

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

See “Note 2, Collaboration Revenue” for specific details surrounding the Company’s collaboration arrangements.

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

Research and Development, Net

Research and development costs are expensed as incurred. These expenses result from the Company’s independent research and development efforts as well as efforts associated with collaboration arrangements. Research and development costs include salaries and personnel-related costs, consulting fees, fees paid for contract research and manufacturing services, the costs of laboratory supplies, equipment and facilities, preclinical studies and other external costs are shown net of any grants.

Cystic Fibrosis Foundation

On August 1, 2019, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF will increase the amount it will award to advance LUNAR-CF to $15.0 million from approximately $3.2 million, (ii) the Company will provide $5.0 million in matching funds for remaining budgeted costs, (iii) the related disbursement schedule from CFF to Arcturus will be modified such that (a) $4.0 million will be disbursed upon execution of the CFF Amendment, (b) $2.0 million will be disbursed within 30 days of the first day of each of January, April, July and October 2020 upon Arcturus invoicing CFF to meet project goals, and (c) the last payment of $3.0 million less the prior award previously paid out, equaling approximately $2.3 million, will be disbursed upon Arcturus Sub invoicing CFF to meet good manufacturing practices and opening an Investigational New Drug (“IND”) application. The funds received from CFF will be recognized as contra research and development expense in proportion to the percentage covered by CFF of the overall budget. For the three months ended September 30, 2019, the Company recognized $0.7 million of contra expense with $3.3 million remaining in accrued expenses.

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

(in thousands)	September 30, 2019	September 30, 2018
Cash and cash equivalents	$74,172	$30,331
Non-current restricted cash	107	107
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$74,279	$30,438

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires a lessee to recognize a liability for lease payments (the lease liability) and a right-of-use asset (representing its right to use the underlying asset for the lease term) on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach.

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

The Company adopted ASU 2016-02, using the optional transition method and electing the package of practical expedients described above on January 1, 2019. Due to the adoption, the Company recognized a new lease liability on the Company’s consolidated balance sheet for its operating lease of office and lab space of $6.4 million on January 1, 2019, with a corresponding right-of-use asset of $5.9 million based on the present value of the remaining minimum lease payments. See Note 8 for further discussion.

Note 2. Collaboration Revenue

The Company has entered into license agreements and collaborative research and development arrangements with pharmaceutical and biotechnology companies. Under these arrangements, the Company is entitled to receive license fees, upfront payments, milestone payments when and if certain research or technology transfer milestones are achieved, development milestones, reimbursement for research and development activities, option exercise fees, other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of commercialized products. The Company’s costs of performing these services are included within research and development expense. The Company’s milestone payments are typically defined by achievement of certain preclinical, clinical, and commercial success criteria. Preclinical milestones may include in vivo proof of concept in disease animal model(s), lead candidate identification, and completion of IND-enabling studies. Clinical milestones may include successful enrollment of the first or second patient in or completion of Phase I, II, and III clinical trials, and commercial revenue is often tiered based on net or aggregate sale amounts. The Company cannot guarantee the achievement of these milestones due to risks associated with preclinical and clinical activities required for development of nucleic acid medicine-based therapeutics.

The following table presents changes during the nine months ended September 30, 2019 in the balances of contract assets, including receivables from collaborative partners, and contract liabilities, including deferred revenue, as compared to what was disclosed in the Company’s Annual Report.

(in thousands)	Contract Assets
BALANCE - December 31, 2018	$4,480
Additions for revenue billings	16,524
Deductions for cash collections	(18,379)
BALANCE – September 30, 2019	$2,625

(in thousands)	Contract Liabilities
BALANCE - December 31, 2018	$13,806
Additions for advanced billings	29,136
Additions resulting from adoption of Topic 606	803
Deductions for promised goods/services provided in current period	(18,195)
BALANCE – September 30, 2019	$25,550

The following table summarizes the Company’s collaboration revenues for the periods indicated (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Collaboration Partner - Janssen	$966	$291	$2,101	$638
Collaboration Partner - Ultragenyx	922	1,789	4,854	4,495
Collaboration Partner - Takeda	224	302	518	905
Collaboration Partner - CureVac	1,057	314	6,360	772
Other	149	727	3,988	1,366
Total collaboration revenue	$3,318	$3,423	$17,821	$8,176

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

As of September 30, 2019, the remaining transaction price of $23.6 million, consisting of upfront consideration received and budgeted reimbursable out-of-pocket costs, is expected to be recognized using an input method over the remaining research period of 18 months. None of the development and commercialization milestones were included in the transaction price, as all milestone amounts were not estimated to be met, are outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur, provided that the reported sales are reliably measurable, and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. For the three and nine months ended September 30, 2019, an adjustment of $0.3 million was made to the transaction price.

Total deferred revenue as of September 30, 2019 and December 31, 2018 for Janssen was $6.1 million and $6.5 million, respectively. No transition adjustment was necessary upon adoption of Topic 606.

Collaboration Partner – Ultragenyx

In October 2015 the Company entered into a research collaboration and license agreement with Ultragenyx (the “Ultragenyx Agreement”), whereby Arcturus granted to Ultragenyx a co-exclusive license under Arcturus technology and shall be in effect only during the reserve target exclusivity term as discussed in the following paragraphs. This collaboration agreement was amended in 2017, 2018 and during the second quarter of 2019. During the initial phase of the collaboration, the Company will design and optimize therapeutics for certain rare disease targets. Ultragenyx has the option under the Ultragenyx Agreement to add additional rare disease targets during the collaborative development period. Additionally, during the collaborative development period, the Company will participate with Ultragenyx in a joint steering committee. The Ultragenyx Agreement also includes an initial exclusivity period with an option to extend this period.

As part of the Ultragenyx Agreement and related amendments, Ultragenyx has paid $27.9 million in upfront fees, exclusivity extension fees and additional consideration. Ultragenyx also reimburses the Company for all internal and external development costs incurred, pursuant to the Ultragenyx Agreement, is required to make additional payments upon exercise of the Ultragenyx expansion option or exclusivity extension (if any) and if Ultragenyx achieves certain, clinical, regulatory and sales milestones, then the Company is eligible to receive royalty payments. For each development target for which Ultragenyx exercises its option, Ultragenyx will pay the Company a one-time option exercise fee that increases based upon the number of development targets selected by Ultragenyx from $0.5 million to $1.5 million.

The current potential development, regulatory and commercial milestone payments for the existing development targets as of September 30, 2019 are $138.0 million. Ultragenyx will pay royalties as a single-digit percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term. As of September 30, 2019, the Company has not yet reached the clinical phase of the contract.

On June 18, 2019, Arcturus and Ultragenyx amended the collaboration agreement for a third time (“Amendment 3”). As part of Amendment 3, the total number of targets was increased from 10 to 12, and reserve targets will be exclusively reserved for Ultragenyx with no fees for four years after execution of the amendment. An equity component was also added as part of Amendment 3 wherein Ultragenyx purchased 2.4 million shares of common stock at a premium price. Along with the equity purchase, Ultragenyx received the option to purchase 0.6 million additional shares of common stock at $16 per share within two years of executing the amendment (Note 6).

The consideration received from Ultragenyx as a result of Amendment 3 was equal to $30.0 million and was comprised of a $24.0 million common stock purchase and a $6.0 million upfront payment. Specifically for Amendment 3, management determined the transaction price to be $14.4 million, comprised of $6.0 million from the upfront payment and $8.4 million from the premium paid by Ultragenyx for the purchase of Arcturus common stock. See further discussion below regarding determining the transaction price. Management determined the fair value of the premium received by using the opening stock price subsequent to execution of Amendment 3 and applying a lack of marketability discount as the shares received by Ultragenyx are restricted for two years.

Accounting Analysis under ASC 606

In evaluating the Ultragenyx agreement in accordance with ASC Topic 606, the Company concluded that the contract counterparty, Ultragenyx, is a customer. The Company has identified the following promised goods/services as part of the initial agreement and subsequent amendments: (i) research services, (ii) license to use Arcturus technology, (iii) exclusivity and (iv) participation in the Joint Steering Committee. The Company concluded that the promised goods/services are incapable of being distinct and consequently do not have any value on a standalone basis. Accordingly, they are determined to represent a single performance obligation. The Company concluded that Ultragenyx’s options to extend exclusivity and options to select additional collaboration targets and to license rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated.

At September 30, 2019, the transaction price included the upfront consideration received, exclusivity extension payments and additional consideration received pursuant to Amendment 3. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that the consideration is outside the control of the Company and contingent upon success in future clinical trials, approval from the Food and Drug Administration and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Ultragenyx and therefore have also been excluded from the transaction price.

Amendment 3 was deemed a contract modification and accounted for as part of the original Ultragenyx Agreement and the Company recorded a cumulative catch-up adjustment of $1.1 million on the modification date. The transaction price will be recognized to revenue on a straight-line basis using an input method over the 4-year reserve target exclusivity period. The reserve target exclusivity period represents the timing over which promised goods/services will be provided. Total deferred revenue as of September 30, 2019 and December 31, 2018 from Ultragenyx was $13.6 million and $2.7 million, respectively.

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

Collaboration Partner – CureVac

In January 2018, the Company entered into a Development and Option Agreement with CureVac, (the “Development and Option Agreement”). Under the terms of the Development and Option Agreement, the parties agreed to conduct joint preclinical development programs once CureVac makes a payment to pull down a target on the basis of which CureVac is granted options for taking a license on pre-agreed license terms to develop and commercialize certain products incorporating the Company’s patents and know-how related to delivery technology (the LUNAR® platform) (the “Arcturus Delivery Technology”), and CureVac patents and know-how related to mRNA technology. Subject to certain restrictions, the parties will have an undivided one-half interest in the patents and know-how developed jointly by the parties during the course of the Development and Option Agreement.  Pursuant to the terms of the Development and Option Agreement, CureVac will have a number of target options to co-develop from a reserved target list to enter into licenses under the Arcturus Delivery Technology with respect to the development, manufacture and commercialization of licensed products (which can include products identified for development by the Company unless the Company is permitted by the terms of the Development and Option Agreement to place such products on a restricted list). A separate notice and fee will be required for each license agreement. If the target to which the license agreement relates is chosen by the parties for co-development under the Co-Development Agreement (which is defined below and discussed in the following paragraph) the license agreement will terminate as such programs will be covered under the Co-Development Agreement discussed below, and therefore CureVac will be given a credit for any exercise fees, milestone payments already paid and all other payments made in relation to the license agreement towards future such payments incurred with respect to future licenses under the Arcturus Delivery Technology.

Prior to expiration of the initial term of 8 years (which was subsequently amended, as discussed below), the Agreement also includes an option to extend the term on an annual basis for up to 3 years and subject to payment by CureVac to Arcturus of a non-refundable annual extension fee. The agreement included potential milestone payments for selected targets from CureVac to the Company. The current potential milestone payment for the remaining target as of September 30, 2019 is $14.0 million for rare disease targets and $23.0 million for non-rare disease targets. CureVac will pay royalties as a percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term in the low single-digit range. As of September 30, 2019, the Company has not yet reached the clinical phase of the contract. Pursuant to a May 2018 amendment to the Development and Option Agreement (as amended and restated on September 28, 2018), the Company increased the number of targets available to CureVac under the Development and Option Agreement and agreed upon the license forms to be executed upon selection of the targets by CureVac.

Concurrently with the Development and Option Agreement, the Company entered into a Co-Development and Co-Commercialization Agreement (the “Co-Development Agreement”) which the Company considered a combined contract with the Development and Option Agreement for purposes of revenue recognition. However, on February 11, 2019, the Company announced the termination of the obligations of CureVac for the preclinical development of ARCT-810, effective 180 days from February 5, 2019 and the re-assumption by the Company of the worldwide rights thereto. As a result, Arcturus will reassume 100% global rights for its flagship asset, clinical development candidate ARCT-810, a messenger RNA (mRNA) drug to treat ornithine transcarbamylase deficiency.

On July 26, 2019, the Company entered into an amendment (“CureVac Amendment”) to its Development and Option Agreement (as amended, the “Development and Option Agreement”), with CureVac, pursuant to which the Company and CureVac agreed to (i) shorten the time period during which CureVac may select potential targets to be licensed from the Company from eight years to four years, and (ii) reduce the overall number of maximum targets to be reserved and licensed.

In connection with the CureVac Amendment, the Company and CureVac also entered into a Termination Agreement (the “Termination Agreement”) terminating the Co-Development Agreement between the Company and CureVac dated as of January 1, 2018. The Termination Agreement is effective as of July 26, 2019. Pursuant to the Termination Agreement, CureVac agreed to make a one-time payment to Arcturus in the amount of $4.0 million. The payment was made in July 2019.

Accounting Analysis under ASC 606

In evaluating the CureVac Development and Option Agreement and Co-Development Agreement in accordance with ASC Topic 606, the Company concluded that the contract counterparty, CureVac, is a customer. The Company has identified the following promised goods/services as part of the initial agreement with CureVac and subsequent amendments: (i) research services, (ii) license to use Arcturus technology, (iii) exclusivity and (iv) participation in the Joint Steering Committee. The Company concluded that the promised goods/services are incapable of being distinct and consequently do not have any value on a standalone basis. Accordingly, they are determined to represent a single performance obligation. The Company concluded that CureVac’s options to extend the research term and options to select additional collaboration targets and to license rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated.

At September 30, 2019, the transaction price included the $5.0 million upfront consideration received. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to CureVac and therefore have also been excluded from the transaction price. For the three and nine months ended September 30, 2019, no adjustments were made to the transaction price.

The transaction price of $5.0 million was recorded as deferred revenue in the Company’s balance sheet upon receipt and is currently being recognized as revenue on a straight-line basis using an input method over the amended forty-six month contractual term as of September 30, 2019. As a result of Amendment 3, the Company recorded a cumulative catch up adjustment of $0.4 million on the modification date, July 26, 2019. Total deferred revenue as of September 30, 2019 and December 31, 2018 for CureVac was $3.4 million and $4.4 million, respectively. No adjustment was necessary upon adoption of Topic 606.

Other Collaboration Revenue

The $4.0 million of other collaboration revenue for the nine months ended September 30, 2019 was primarily related to the Research and Exclusive License Agreement with Synthetic Genomics, Inc. (“SGI”) into which the Company entered during October 2017. Under the agreement, the Company granted SGI an exclusive license for the Arcturus LMD Technology to research, develop and sell products for diseases excluding all respiratory disease viruses other than influenza. Revenue related to this agreement is made up of labor reimbursements and sublicense revenue. The Company recognized a sublicense revenue amount of $3.3 million for the nine months ended September 30, 2019 whereby SGI sublicensed to multiple parties.

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

As of September 30, 2019 and December 31, 2018, all assets measured at fair value on a recurring basis consisted of cash equivalents, money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Prepaid expenses	$2,578	$546
Other current assets	33	92
Total	$2,611	$638

Property and equipment, net for the same periods consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Research equipment	$3,235	$2,711
Computers and software	271	200
Office equipment and furniture	561	527
Leasehold improvements	34	34
Total	4,101	3,472
Less accumulated depreciation and amortization	(2,028)	(1,497)
Property and equipment, net	$2,073	$1,975

Depreciation and amortization expense was $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.4 million for nine months ended September 30, 2019 and 2018, respectively.

Accrued liabilities consisted of the following as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Accrued compensation	$1,979	$974
Cystic Fibrosis Foundation Liability (Note 1)	3,336	—
Refundable fees received	—	2,259
Current portion of operating lease liability	801	—
Other accrued liabilities	560	674
Total	$6,676	$3,907

Note 5. Debt

Long-term debt with Western Alliance Bank

On October 12, 2018, the Company entered into a Loan and Security Agreement with Western Alliance Bank (the “Bank”) whereby the Company received gross proceeds of $10.0 million under a long-term debt agreement (the “Loan”). The Loan has a maturity date of October 1, 2022 and carries interest at the U.S. prime rate plus 1.25%. The loan has an interest-only period of 19 months, which could be extended by an additional 6 months if certain conditions are met, followed by an amortization period of 30 months, or 24 months if the interest-only period is extended.

The Company paid a loan origination fee of $128,000 which was recorded as a debt discount and is being accreted over the term of the Loan. In addition, the Company is required to pay a fee of $350,000 upon certain change of control events.

Upon maturity or prepayment, the Company will be required to pay a 3% fee, or a 2% fee if the U.S. Food and Drug Administration accepts certain IND applications prior to maturity. Because acceptance of an IND is outside of the Company’s control, management estimated that the Company will be liable for a fee of 3% of the principal balance, or $300,000 upon repayment or maturity, and such fee is accreted to the debt balance using the effective interest method over the term of the Loan.

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

The Loan also includes covenants which include the Company’s (1) nomination of a clinical candidate by December 31, 2018, which the Company is in compliance with, and (2) submission of a clinical candidate for IND application, made to the U.S. Food and Drug Administration by December 31, 2019 and have it approved by January 31, 2020, provided that, if the Company has received net cash proceeds from sale, on or after October 12, 2018, of the Company’s equity securities in an amount of not less than $15,000,000, then the IND submission date shall be extended to May 31, 2020 and the approval date shall be extended to June 30, 2020. As a result of the equity purchase by Ultragenyx of 2.4 million shares of common stock (previously discussed at Note 2), the IND submission date and approval date have been extended to May 31, 2020 and June 30, 2020, respectively.

Should an event of default occur, including the occurrence of a material adverse effect, the Company could be liable for immediate repayment of all obligations under the Loan. As of September 30, 2019, the Company is in compliance with all covenants and conditions of the Loan.

On October 30, 2019, Arcturus Therapeutics, Inc. (the “Borrower”), a wholly-owned subsidiary of the Company and the Bank entered into a Third Amendment (the “Third Amendment”) to the Loan and Security Agreement dated as of October 12, 2018 (as amended, the “Loan Agreement”).

Pursuant to the amendment, the Bank agreed to make a term loan to the Company on October 30, 2019, in the amount of $15 million (the “Term Loan”). After repaying $10 million for the Loan the Company owed to the Bank, the resulting net increase in the indebtedness of the Company was $5 million. The Term Loan bears interest at a floating rate ranging from 1.25% to 2.75% above the prime rate. The amendment further provides that the Term Loan has a maturity date of October 30, 2023.  The Company shall make monthly payments of interest only until the interest-only end date of April 1, 2021, which is subject to extension to October 1, 2021 upon the occurrence of an equity or expansion event and the absence of an event of default, and thereafter shall make monthly payments of principal and interest during a 30-month amortization period.

The Term Loan may be prepaid in full at any time, provided that a prepayment fee is required to be paid by the Company upon prepayment.  The prepayment fee ranges from 0.50% to 2.00% of the prepaid principal amount depending upon the date on which the prepayment is made. In connection with the Third Amendment, the Company guaranteed the Borrower’s obligations under the Loan Agreement and pledged substantially all of its assets as security under the Loan Agreement.

The amendment also modified the Company’s covenants to extend the dates by which a selected IND must be submitted and by which the U.S. Food and Drug Administration or equivalent authority must accept the IND, and also required the Company to maintain the lesser of (i) all of its total consolidated and unrestricted cash in total deposits with the Bank or (ii) $15 million in total deposits with the Bank.

Note 6. Stockholders’ Equity

Registered Direct Offerings

In July and September of 2019, the Company entered into engagement letters with H.C. Wainwright & Co., LLC (the “Placement Agent”) relating to registered direct offerings of common stock to certain institutional investors. Pursuant to each letter agreement, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from each offering and reimburse the cost of expenses.

In connection therewith, on August 1, 2019, August 2, 2019 and September 26, 2019, the Company and certain Investors entered into securities purchase agreements relating to the issuance and sale of shares of common stock. The purchase price per share for each share offered in the offerings was $11.50. The aggregate gross proceeds of the offerings were $23.0 million for an aggregate of 1,995,653 shares of common stock.

The net proceeds to the Company from the Offering, after deducting Placement Agent fees and the Company’s estimated offering expenses, were approximately $21.3 million. The Offerings closed on August 5, 2019 and September 30, 2019, respectively.

The offer and sale of the common stock was registered under the Securities Act of 1933, as amended (the “Securities Act”), on the Company’s Registration Statement on Form S-3 (Registration No. 333-232281), previously filed with the Securities and Exchange Commission and declared effective on July 29, 2019.

Equity Purchase Agreement

On June 18, 2019, the Company entered into an Equity Purchase Agreement (the “Expanded Ultragenyx Agreement”) with Ultragenyx. Pursuant to the terms of the Expanded Ultragenyx Agreement, the Company sold an aggregate of 2,400,000 shares of common stock, par value $0.001 per share (“Common Stock”) at a price of $10.00 per share to Ultragenyx on June 19, 2019. Pursuant to the Expanded Ultragenyx Agreement, the Company also granted Ultragenyx a two-year option (the “Option”) to purchase up to 600,000 additional shares of Common Stock at a price of $16.00 per share.

The Option to purchase additional shares of Common Stock may not be exercised if Ultragenyx’s ownership of the Company’s common stock would exceed 19.99% of the Company’s total shares outstanding following such exercise. The option was recorded as a component of stockholders’ equity within additional paid-in capital.

Pursuant to the terms of the Expanded Ultragenyx Agreement, until the later of (i) the first anniversary of the closing date or (ii) the date on which Ultragenyx beneficially owns less than 8.0% of the total voting power of the Company, at each annual stockholders meeting or any stockholders meeting at which members of the board of directors (the “Board”) are to be elected, the Company must nominate one director designated by Ultragenyx (the “Ultragenyx Designee”). Additionally, the Ultragenyx Designee has the contractual right to be appointed to all Board committees (subject to applicable NASDAQ rules). Ultragenyx also has the right to have a designee attend Board meetings as a non-voting observer.

In connection with the Expanded Ultragenyx Agreement, the Company and Ultragenyx entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Company to file a registration statement providing for the resale of the shares within 180 days of June 18, 2019, and provides Ultragenyx with certain “piggy-back” registration rights with respect to registration statements that the Company may file.

Restricted Common Shares

In March 2013, the founders of the Company purchased 2,783,686 shares of common stock for $0.0068 per share. Of the shares purchased, 1,538,353 were subject to a repurchase option whereby the Company has an option for two months after date of termination of service to repurchase any or all of the unvested shares at the original purchase price per share. The repurchase option shall be deemed to be automatically exercised by the Company as of the end of the two-month period unless the Company notifies the purchaser that it does not intend to exercise its option. The shares will be vested (1) 25% after obtaining suitable siRNA license; (2) 25% after in vivo proof-of-concept achieved; (3) 25% after a regulatory agency new drug application (such as an Investigational New Drug application) is filed and accepted by the applicable regulatory agency; and (4) 25% after human biological proof-of-concept is achieved. The Company met the first two milestones during 2013 and 2014 leaving an unvested balance of 769,176 shares. In 2017, the stock purchase agreements were amended to clarify vesting conditions and also to accelerate the vesting of 146,510 shares resulting in a modification expense of $1,495,000. As of September 30, 2019 and 2018, there were 622,667 shares of common stock unvested and subject to the repurchase option.

Net Loss per Share

Dilutive securities that were not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2019 as they were anti-dilutive totaled 166,921 and 96,615, respectively, and 98,000 and 91,000 for the three and nine months ended September 30, 2018, respectively.

For the three and nine months ended September 30, 2019 and 2018, the calculation of the weighted-average number of shares outstanding excludes unvested restricted shares of common stock of 622,667.

Note 7. Share-Based Compensation

In August 2018, the Company adopted the 2018 Omnibus Equity Incentive Plan (“2018 Plan”). Under the 2018 Plan, the Company is authorized to issue up to a maximum of 1,100,000 shares of common stock pursuant to the exercise of incentive stock options or other awards provided for therein. As of September 2019, the Company issued a certain number of options to purchase common stock to a group of employees as well as options to purchase a total of 243,750 shares of common stock to certain executives. The Company also issued options to purchase a total of 130,000 shares of common stock to the non-executive members of the Company’s board of directors. In June 2019, the Company adopted the 2019 Omnibus Equity Incentive Plan (“2019 Plan”), which was ratified by the Stockholders at the Company’s annual meeting on October 25, 2019.  Under the 2019 Plan, the Company is authorized to issue up to a maximum of 2,600,000 shares of common stock pursuant to the exercise of incentive stock options or other awards provided for therein.  In connection with the Redomiciliation, all outstanding options to purchase shares in Arcturus Israel under the above described plans were exchanged for an option to purchase the same number of shares of the Company’s common stock under the 2019 Plan. Accordingly, as of September 30, 2019, a total of 1,233,707 shares remain available for future issuance  under the 2019 Plan, and no further shares will be issued under the 2018 Plan.

Stock Options

Share-based compensation expenses included in the Company’s condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018 were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Research and development	$158	$286	$466	$315
General and administrative	225	301	719	438
Total	$383	$587	$1,185	$753

Share-based compensation expense for the three and nine months ended September 30, 2019 excludes expense related to options granted to the Chief Executive Officer and Chief Financial Officer as the option grants are subject to shareholder approval which was ratified at the Company’s annual meeting on October 25, 2019.

Note 8. Leases

In October 2017, the Company entered into a non-cancellable operating lease agreement for office space adjacent to its previously occupied headquarters. The commencement of the lease began in March 2018 and the lease extends for approximately 84 months from the commencement date with a remaining lease term of six years. Monthly rental payments are due under the lease and there are escalating rent payments during the term of the lease. The Company is also responsible for its proportional share of operating expenses of the building and common areas. In conjunction with the new lease, the Company received free rent for four months and received a tenant improvement allowance of $74,000. The lease may be extended for one five-year period at the then current market rate with annual escalations; however, the Company deemed the extension option not reasonably certain to be exercised and therefore excluded the option from the lease terms. The Company entered into an irrevocable standby letter of credit with the landlord for a security deposit of $96,000 upon executing the lease which is included (along with additional funds required to secure the letter of credit) in the balance of non-current restricted cash.

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

As of September 30, 2019, the payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2019 (remaining)	$311
2020	1,272
2021	1,310
2022	1,349
2023	1,390
Thereafter	1,745
Total remaining lease payments	7,377
Less: imputed interest	(1,511)
Total operating lease liabilities	$5,866
Weighted-average remaining lease term	6 years
Weighted-average discount rate	8.4%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $0.3 million and $0.9 million for the three and nine months ended September 30, 2019.

Note 9. Related Party Transactions

Ultragenyx

On June 17, 2019, Arcturus and Ultragenyx executed Amendment 3. In addition, as a result of the Expanded Ultragenyx Agreement, Ultragenyx owns 15.9% of the outstanding common stock of the Company as of September 30, 2019. For the three and nine months ended September 30, 2019, the Company has recognized revenue of $0.9 million and $4.9 million, respectively, and for the three and nine months ended September 30, 2018, the Company recognized revenue of $1.8 million and $4.5 million. As of September 30, 2019 and 2018, the Company holds accounts receivable balances of negligible amounts. (Note 2)

Providence

In March 2016, the Company entered into a Research Collaboration and License Agreement with a related party, Providence, whose CEO and President is also a shareholder of the Company, to identify and optimize microRNA modulators or mimetics for the treatment of neoplastic diseases. In April 2017, the Providence Agreement was amended to include mRNA for the treatment of neoplastic disease. In July 2018, the Providence Agreement was amended and restated to cover brain neoplasms, breast neoplasms and ovarian neoplasms.  Each party is responsible for their own research costs under the agreement, and Providence is responsible for all development costs through the completion of Phase 2 clinical trials. The Company is entitled to share in future product revenue of each product provided the Company shares in the product’s post Phase 2 costs. Separately, Providence has agreed to pay for FTEs at a specified rate. For the three and nine months ended September 30, 2019, the Company has recognized revenue of a $0.1 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2018, the Company has recognized revenue of $0.4 million and $0.5 million, respectively.  As of September 30, 2019, the Company holds an accounts receivable balance from Providence of $0.4 million.

Equity-Method Investment

In June 2018, the Company completed the sale of its intangible asset related to the ADAIR technology. Pursuant to the asset purchase agreement for ADAIR, the Company received a 30% ownership interest in the common stock of a privately held company in consideration for the sale of the ADAIR technology. As this ownership interest is greater than 20% and one executive of the Company holds a seat on the investee’s board of directors, the Company has the ability to exercise significant influence over the operating and financial policies of this investee; therefore, the Company accounts for this investment as an equity-method investment. The Company has no requirement to invest further in this private company. The Company has recorded $0.6 million of its share of losses of the equity method investee leaving no equity investment balance as of June 30, 2019. During the third quarter of 2019, the equity method investee issued shares of its common stock at a share price greater than the initial investment which resulted in the Company recording a gain in its equity method investment. The gain was partly offset by additional losses incurred by the equity method investee resulting in a net gain of $0.3 million recorded as of September 30, 2019.

Note 10. Subsequent Events

Amendment to Long-term debt with Western Alliance Bank

See discussion of amendment at Note 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three and nine-month periods ended September 30, 2019. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries from and after the effective time of the Redomiciliation and, prior to that time, to our predecessor, Arcturus Therapeutics Ltd. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10‑K for the year ended December 31, 2018 (the “2018 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 18, 2019 and amended on April 10, 2019. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2018 Annual Report.

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

Our activities since inception have consisted principally of performing research and development activities, general and administrative activities and raising capital to fund those efforts. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenues and profit from operations. As of September 30, 2019, we had an accumulated deficit of $60.7 million.

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

Collaboration Revenue

We enter into arrangements with pharmaceutical and biotechnology partners that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise fees and royalties on future sales. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,		2018 to 2019
(Dollars in thousands)	2019	2018	$ change	% change
Collaboration revenue	$3,318	$3,423	$(105)	-3.1%

Collaboration revenue decreased by $0.1 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.  The decrease in collaboration revenue primarily relates to decreased revenue of $0.9 million reduction in labor and expense reimbursements from Ultragenyx, partly offset by a $0.8 million increase in revenue recognition of the upfront payment caused by a reduction in length of the CureVac Development and Option Agreement.

	Nine Months Ended September 30,		2018 to 2019
(Dollars in thousands)	2019	2018	$ change	% change
Collaboration revenue	$17,821	$8,176	$9,645	*

*	Greater than 100%

Collaboration revenue increased by $9.6 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  The increase in collaboration revenue primarily relates to increased revenue of $9.8 million recognized upon execution of Amendment 3 with Ultragenyx, increased revenue associated with CureVac for revenue that was previously constrained under ASC 606 and recognizing sublicense revenue from SGI.  Increases were partly offset by decreased revenue recognition from the Takeda collaboration agreement, which is ramping up more slowly than in 2018.

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended September 30,		2018 to 2019		Nine Months Ended September 30,		2018 to 2019
(Dollars in thousands)	2019	2018	$ change	% change	2019	2018	$ change	% change
Operating expenses:
Research and development, net	$7,053	$3,969	$3,084	77.7%	$21,646	$12,135	$9,511	78.4%
General and administrative	3,881	3,810	71	1.9%	10,871	17,141	(6,270)	-36.6%
Total	$10,934	$7,779	$3,155	40.6%	$32,517	$29,276	$3,241	11.1%

The following table presents our total research and development expenses by category:

	Three Months Ended September 30,		2018 to 2019		Nine Months Ended September 30,		2018 to 2019
(Dollars in thousands)	2019	2018	$ change	% change	2019	2018	$ change	% change
External pipeline development expenses:
LUNAR-OTC (ARCT-810)	$3,337	$1,242	$2,095	*	$9,167	$2,614	$6,553	*
LUNAR-CF, net	147	66	81	*	598	97	501	*
Discovery technologies	787	266	521	*	2,716	2,381	335	14.1%
External platform development expenses:
Partnered discovery technologies	348	276	72	26.1%	1,039	1,474	(435)	-29.5%
Total development expenses	$4,619	$1,850	$2,769	*	$13,520	$6,566	$6,954	*
Personnel related expenses	$1,884	$1,745	$139	8.0%	$6,408	$4,545	$1,863	41.0%
Facilities and equipment expenses	550	374	176	47.1%	1,718	1,024	694	67.8%
Total research and development expenses, net	$7,053	$3,969	$3,084	77.7%	$21,646	$12,135	$9,511	78.4%

*	Greater than 100%

Research and Development Expenses, net

Our development expenses consist primarily of external manufacturing costs, in-vivo research studies performed by contract research organizations, clinical and regulatory consultants, and laboratory supplies related to conducting research and development activities.

Our LUNAR-OTC (ARCT-810) program is expected to achieve IND submission by early 2020. We expect that the program costs will continue to increase as was the case during the three and nine-month periods, whereby the programs costs increased by $2.1 million and $6.6 million for the three and nine months ended September 30, 2019 as compared to 2018, respectively.

Our Lunar-CF program during the 2017 and 2018 previously reported periods was primarily funded by our Company.  As a result of the new CF agreement that was executed during July 2019, we expect that our development efforts and our portion of the costs to increase over the next several years as we move towards IND submission expected in 2021.  During the quarter ended September 30, 2019, the Company incurred $0.2 million costs that were offset with funds received from CFF.

Discovery technologies represents our efforts to expand our product pipeline and are expected to continually increase over the near future.  During the three and nine months ended September 30, 2019 as compared to 2018, our costs increased by $0.5 million and $0.3 million, respectively, as we focused our efforts on the discovery and development of our next programs.

Within our platform development expenses, our partnered discovery expenses with our current partners are expected to fluctuate based on the needs of our collaboration partners.  During the three months ended September 30, 2019 as compared to 2018, the expenses were higher by $0.1 million and during the nine months ended September 30, 2019 as compared to 2018, the expenses were lower by $0.5 million, both as a result of the stage of the collaboration partners.

Personnel related expenses increased by $0.1 million and $1.9 million during the three and nine months ended September 30, 2019 and 2018, respectively, associated with increased headcount necessary to advance our external pipeline and platform efforts. During the quarter ended September 30, 2019, offsetting in the expense amount as contra-expense is $0.4 million of funds received from CFF. We expect to continue to expand our headcount as required to meet our plan.

Facilities and equipment expenses increased by $0.2 million and $0.7 million during the three and nine months ended September 30, 2019 and 2018, respectively, primarily as a result of higher rent and related costs associated with our new headquarters that we entered during early 2018.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 were relatively flat. However, the decrease in general and administrative expenses of $6.3 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to $7.3 million related to a proxy contest incurred during the first half of 2018. Subsequent to September 30, 2019, the Company received $2.4 million from an insurance settlement for proxy related fees incurred during the first half of 2018.

Finance (expense) income, net

	Three Months Ended September 30,		2018 to 2019		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ change	% change	2019	2018	$ change	% change
Finance (expense) income, net:
Interest income	$85	$150	$(65)	-43.3%	$293	$375	$(82)	-21.9%
Interest expense	(205)	—	(205)	*	(614)	(2)	(612)	*
Total	$(120)	$150	$(270)	*	$(321)	$373	$(694)	*

*	Greater than 100%

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

Historically, our major sources of cash have comprised proceeds from collaboration partners, various public and private offerings of our common stock, option and warrant exercises, and interest income. From inception through September 2019, we raised approximately $204.2 million in gross proceeds from various public and private offerings of our common stock, debt issuances, collaboration agreements, and the merger with Alcobra. In June of 2019, we raised $30 million through execution of an amended collaboration agreement and an equity purchase agreement with Ultragenyx.

As of September 30, 2019, we had approximately $74.3 million in cash, restricted cash and cash equivalents. Our plans to mitigate an expected shortfall of capital and thus support future operations, include raising additional funds. The actual amount of cash that we will need to operate is subject to many factors. During the third quarter of 2019, the Company raised additional capital in excess of $25.0 million, including proceeds from the Offerings in excess of $21.0 million and a one-time payment to Arcturus from CureVac in the amount of $4.0 million. See “Note 2 Collaboration Revenue” for further information.

Based on our planned operations, we expect that our current cash and cash equivalents balances, inclusive of the August 2019 and September 2019 financings, will be sufficient to fund our operations for at least 12 months after the date the condensed consolidated financial statements are filed without raising additional capital through equity or debt financing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within one year after the date the financial statements are issued.

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

Overview

Since our inception, we have funded our operations principally with proceeds from the sale of capital stock, convertible notes and revenues earned through collaborative agreements. At September 30, 2019, we had $74.2 million in unrestricted cash and cash equivalents.

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

The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Cash provided by (used in):
Operating activities	$1,093	$(14,997)
Investing activities	(503)	19,865
Financing activities	36,873	332
Net increase in cash, cash equivalents and restricted cash	$37,463	$5,200

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

Net cash provided by operating activities was $1.1 million on a net loss of $15.0 million for the nine months ended September 30, 2019, compared to net cash used of $15.0 million on a net loss of $20.8 million for the nine months ended September 30, 2018. Adjustments for non-cash charges, including share-based compensation, depreciation and amortization, interest expense and loss from equity-method investment were $2.7 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively. Changes in working capital resulted in adjustments to operating net cash inflows of $13.7 million and $4.6 million for the nine months ended September 30, 2019 and 2018, respectively, and were primarily driven by increases in deferred revenue, accounts payable and accrued liabilities as well as a decrease in accounts receivable partly offset by an increase in prepaid expenses for the nine months ended September 30, 2019.

Investing Activities

Net cash used in investing activities of $0.5 million for the nine months ended September 30, 2019 reflected cash used to purchase property and equipment. Net cash provided by investing activities of $19.9 million for the nine months ended September 30, 2018 reflected proceeds of the maturities of our short-term investments of $30.2 million, offset by purchases of short-term investments of $9.1 million, and cash used to purchase property and equipment of $1.2 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 reflected proceeds from the issuance of common stock and the exercise of stock options of $36.9 million. Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of net proceeds from the exercise of stock options of $0.3 million.

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

Contractual Obligations

See “Note 8 Leases” for further details on our noncancelable contractual commitments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2019, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended September 30, 2019 fairly present, in all material respects, our financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

3.1

Certificate of Incorporation of Arcturus Therapeutics Holdings Inc. (incorporated by reference to Annex B to the proxy statement / prospectus which forms part of the Registration Statement on Form S-4 (File No. 333-230353) filed on March 18, 2019).

3.2

Bylaws of Arcturus Therapeutics Holdings Inc. (incorporated by reference to Annex C to the proxy statement / prospectus which forms part of the Registration Statement on Form S-4 (File No. 333-230353) filed on March 18, 2019).

4.1

Arcturus Therapeutics Ltd. 2018 Omnibus Equity Incentive Plan. Incorporated by reference to Exhibit 99.3 to the Company’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on July 27, 2018 (File No. 001-35932).

4.2

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

4.4	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.4 to the Company’s Form F-1/A filed with the SEC on February 19, 2013 (File No. 333-186003).

4.5†	Alcobra Ltd. Amended and Restated 2010 Incentive Option Plan. Incorporated by reference to Exhibit 4.3 to the Company’s Form 20-F filed with the SEC on April 28, 2017 (File No. 001-35932).

4.6†	2013 Equity Incentive Plan of Arcturus Therapeutics, Inc. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed with the SEC on November 30, 2017 (File No. 333-221830).

4.7†	Arcturus Therapeutics Holdings Inc. 2019 Omnibus Equity Incentive Plan. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K12B filed with the SEC on June 14, 2019.

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

10.16+

Amendment dated as of August 1, 2019, by and between Arcturus Therapeutics, Inc. and Cystic Fibrosis Foundation to that certain Development Program Letter Agreement of May 16, 2017. Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 14, 2019.

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

10.20+

Amendment to Development and Option Agreement, dated July 26, 2019, by and between Arcturus Therapeutics, Inc. and CureVac AG. Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the

quarterly period ended June 30, 2019, filed with the SEC on August 14, 2019.

10.21

Termination Agreement, dated July 26, 2019, by and between Arcturus Therapeutics, Inc. and CureVac AG. Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 14, 2019.

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

10.25*+	Third Amendment, dated October 30, 2019, by and between Western Alliance Bank, and Arcturus Therapeutics, Inc. to the Loan and Security Agreement dated as of October 12, 2018.

10.26

Securities Purchase Agreement, dated September 25, 2019, by and between the Company and each purchaser party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on

September 27, 2019.

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: November 8, 2019	By:	/s/ Andrew Sassine
Andrew Sassine
Chief Financial Officer