Form 10-Q
period 2020-03-31
Arcturus Therapeutics Holdings Inc.
filed 2020-05-08
CIK 1768224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, the registrant had 19,892,287 shares of voting common stock outstanding.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value information)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,471	$71,353
Accounts receivable	2,351	2,179
Prepaid expenses and other current assets	1,937	758
Total current assets	63,759	74,290
Property and equipment, net	2,571	2,349
Operating lease right-of-use asset, net	5,567	5,134
Equity-method investment	100	263
Non-current restricted cash	107	107
Total assets	$72,104	$82,143
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,779	$5,793
Accrued liabilities	9,775	7,134
Deferred revenue	8,096	8,397
Total current liabilities	21,650	21,324
Deferred revenue, net of current portion	13,815	15,182
Long-term debt	15,028	14,995
Operating lease liability, net of current portion	4,629	4,850
Total liabilities	$55,122	$56,351
Stockholders’ equity
Common stock: $0.001 par value; 30,000 shares authorized; 15,157 issued and outstanding at March 31, 2020; $0.001 par value; 30,000 shares authorized, 15,138 issued and outstanding at December 31, 2019	15	15
Additional paid-in capital	98,412	97,445
Accumulated deficit	(81,445)	(71,668)
Total stockholders’ equity	16,982	25,792
Total liabilities and stockholders’ equity	$72,104	$82,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands except per share data)

	Three Months Ended
	March 31,
	2020	2019
Collaboration revenue	$2,646	$4,350
Operating expenses:
Research and development, net	7,917	7,324
General and administrative	4,191	3,534
Total operating expenses	12,108	10,858
Loss from operations	(9,462)	(6,508)
Loss from equity-method investment	(163)	(288)
Finance expense, net	(152)	(88)
Net loss	$(9,777)	$(6,884)
Net loss per share, basic and diluted	$(0.67)	$(0.68)
Weighted-average shares outstanding, basic and diluted	14,521	10,095
Comprehensive loss:
Net loss	$(9,777)	$(6,884)
Unrealized gain on short-term investments	—	—
Comprehensive loss	$(9,777)	$(6,884)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

in thousands

Three Months Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE - December 31, 2019	15,138	$15	$97,445	$(71,668)	$25,792
Net loss	—	—	—	(9,777)	(9,777)
Share-based compensation	—	—	849	—	849
Issuance of common stock upon exercise of stock options	19	—	118	—	118
BALANCE – March 31, 2020	15,157	$15	$98,412	$(81,445)	$16,982

Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE - December 31, 2018	10,762	$214	$58,302	$(44,874)	$13,642
Net loss	—	—	—	(6,884)	(6,884)
Share-based compensation	—	—	399	—	399
Effect of adoption of ASU 2014-09	—	—	—	(803)	(803)
BALANCE – March 31, 2019	10,762	$214	$58,701	$(52,561)	$6,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

in thousands

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(9,777)	$(6,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182	172
Share-based compensation expense	849	399
Loss from equity-method investment	163	288
Other non-cash expenses	274	212
Changes in operating assets and liabilities
Accounts receivable	(172)	24
Prepaid expense and other assets	(1,179)	(291)
Accounts payable	(2,276)	1,585
Accrued liabilities	1,746	(2,060)
Deferred revenue	(1,668)	1,144
Net cash used in operating activities	(11,858)	(5,411)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(142)	(78)
Net cash used in investing activities	(142)	(78)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	118	—
Net cash provided by financing activities	118	—
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,882)	(5,489)
Cash, cash equivalents and restricted cash at beginning of the period	71,460	36,816
Cash, cash equivalents and restricted cash at end of the period	$59,578	$31,327

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for interest	$228	$167
Non-cash investing activities
Right-of-use asset obtained in exchange for lease liabilities	$674	$5,868
Purchase of property and equipment in accounts payable	$262	$135

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company”) is a clinical-stage messenger RNA medicines company focused on the development of infectious disease vaccines utilizing our Self-Transcribing and Replicating RNA (“STARR”) technology and significant opportunities in liver and respiratory rare diseases. In addition to the Company’s internal messenger RNA (“mRNA”) platform, its proprietary lipid nanoparticle delivery system, LUNAR, may enable multiple nucleic acid medicines.

In April 2020, the Company  became a clinical stage Company when it announced that its Investigational New Drug (“IND”) application for a Phase 1b study in patients with ornithine transcarbamylase (“OTC”) deficiency was deemed allowed to proceed by the U.S. Food and Drug Administration (“FDA”), and an additional Clinical Trial Application (“CTA”) for a Phase 1 study in healthy volunteers was approved by the New Zealand Medicines and Medical Devices Safety Authority.

In March 2020, the Company was awarded a grant (the “Grant”) from the Singapore Economic Development Board to support the co-development of a potential COVID-19 vaccine with the Duke-NUS Medical School. The grant provides for up to S$14.0 million (approximately US$10 million using the exchange rate on the date the grant was awarded) in grants to support the development of the vaccine. A portion of the Grant will be paid by the Economic Development Board in advance and the remainder of the Grant will be paid to the Company upon the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The Company has agreed to pay Duke-NUS Medical School a royalty based on annual net sales of the vaccine in markets or jurisdictions outside of Singapore.

Basis of Presentation

The financial statements for periods prior to June 17, 2019, the effective date of the Company’s Redomiciliation to the United States (as described in our annual report on Form 10-K for the year ended December 31, 2019), relate to our predecessor, Arcturus Therapeutics Ltd., and for the periods from and after June 17, 2019 relate to Arcturus Therapeutics Holdings Inc. Unless stated otherwise or the context otherwise requires, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries from and after the effective time of the Redomiciliation and, prior to that time Arcturus Therapeutics Ltd.

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company is a clinical-stage bioscience company that is dependent on obtaining external equity and debt financings to fund its operations. Historically, the Company’s primary sources of financing have been through the sale of its securities, through issuance of debt and through collaboration agreements.

As mentioned above, the Company was recently awarded a grant from the Singapore Economic Development Board of up to $10.0 million to support the co-development of a potential COVID-19 vaccine with the Duke-NUS Medical School, approximately $5.0 million of which was awarded during the quarter ended March 31, 2020 and subsequently received in April 2020. Additionally, in April 2020 the Company completed an underwritten public offering of 4,735,297 shares of common stock (including the underwriters’ overallotment option) at a price of $17.00 per share. The Company received net proceeds of approximately $75.5 million in the offering.

In March 2020, the Company entered into an at-the-market Sales Agreement with Stifel, Nicolaus & Company, Incorporated (the “ATM”). The ATM was terminated simultaneously with the consummation of the underwritten public offering in April 2020.

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

The terms of the Company’s collaborative research and development agreements include license fees, upfront payments, milestone payments, and reimbursement for research and development activities, option exercise fees, and royalties on sales of commercialized products. Arrangements that include upfront payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs obligations under these arrangements. The event-based milestone payments represent variable consideration, and the Company uses the most likely amount method to estimate this variable consideration because the Company will either receive the milestone payment or will not, which makes the potential milestone payment a binary event. The most likely amount method requires the Company to determine the likelihood of earning the milestone payment. Given the high degree of uncertainty around achievement of these milestones, the Company determines the milestone amounts to be fully constrained and does not recognize revenue until the uncertainty associated with these payments is resolved. The Company will recognize revenue from sales-based royalty payments when or as the sales occur. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

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

See “Note 8, Commitments and Contingences” for specific details surrounding the Company’s leases.

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

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

(in thousands)	March 31, 2020	March 31, 2019
Cash and cash equivalents	$59,471	$31,220
Non-current restricted cash	107	107
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$59,578	$31,327

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

The following table presents changes during the three months ended March 31, 2020 in the balances of contract assets, including receivables from collaborative partners, and contract liabilities, including deferred revenue, as compared to what was disclosed in the Company’s Annual Report.

(in thousands)	Contract Assets
BALANCE - December 31, 2019	$2,179
Additions for revenue recognized from billings	978
Deductions for cash collections	(806)
BALANCE – March 31, 2020	$2,351

(in thousands)	Contract Liabilities
BALANCE - December 31, 2019	$23,579
Additions for advanced billings	978
Deductions for promised goods/services provided in current period	(2,646)
BALANCE – March 31, 2020	$21,911

The following table summarizes the Company’s collaboration revenues for the periods indicated (in thousands).

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Collaboration Partner – Janssen	$897	$513
Collaboration Partner – Ultragenyx	911	1,388
Collaboration Partner – CureVac	309	1,894
Collaboration Partner – Takeda and other	529	555
Total collaboration revenue	$2,646	$4,350

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant collaboration arrangements.

Collaboration Partner – Janssen

In October 2017, the Company entered into a research collaboration and license agreement with Janssen (the “2017 Agreement”). The 2017 Agreement allocated discovery, development, funding obligations, and ownership of related intellectual property among the Company and Janssen Pharmaceuticals, Inc. (“Janssen”). The Company received an upfront payment of $7.7 million and may receive preclinical, development and sales milestone payments of $56.5 million, as well as royalty payments on any future licensed product sales. Janssen began reimbursing the Company for research costs during the first quarter of 2019 upon the completion of the first of three research periods. Janssen may also pay option exercise fees within the $1.0 million to $5.0 million range per target.  Janssen will pay royalties on annual net sales of licensed products in the low to mid-single digits range, subject to reduction on a country-by-country and licensed-product-by-licensed-product basis and subject to certain events, such as expiration of program patents. In addition, the 2017 Agreement includes an exclusivity period.

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

As of March 31, 2020, the remaining transaction price, consisting of upfront consideration received and budgeted reimbursable out-of-pocket costs, is expected to be recognized using an input method over the remaining research period of 30 months. None of the development and commercialization milestones were included in the transaction price, as all milestone amounts were not estimated to be met, are outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur, provided that the reported sales are reliably measurable, and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price.

Total deferred revenue as of March 31, 2020 and December 31, 2019 for Janssen was $5.9 million.

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

The current potential development, regulatory and commercial milestone payments for the existing development targets as of March 31, 2020 are $138.0 million. Ultragenyx will pay royalties as a single-digit percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term. As of March 31, 2020, Ultragenyx has not yet reached the clinical phase of the contract.

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

The consideration received from Ultragenyx as a result of Amendment 3 was equal to $30.0 million and was comprised of a $24.0 million common stock purchase and a $6.0 million upfront payment. Specifically for Amendment 3, management determined the transaction price to be $14.4 million. See further discussion below regarding determining the transaction price. Management determined the fair value of the premium received by using the opening stock price subsequent to execution of Amendment 3 and applying a lack of marketability discount as the shares received by Ultragenyx are restricted for up to two years (subject to reduction upon the exercise of the option).

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

At March 31, 2020, the transaction price included the upfront consideration received, exclusivity extension payments and additional consideration received pursuant to Amendment 3. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that the consideration is outside the control of the Company and contingent upon success in future clinical trials, approval from the Food and Drug Administration and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Ultragenyx and therefore have also been excluded from the transaction price.

Amendment 3 was deemed a contract modification and accounted for as part of the original Ultragenyx Agreement and the Company recorded a cumulative catch-up adjustment of $1.1 million on the modification date. The transaction price will be recognized to revenue on a straight-line basis using an input method over the 4-year reserve target exclusivity period. The reserve target exclusivity period represents the timing over which promised goods/services will be provided. Total deferred revenue as of March 31, 2020 and December 31, 2019 from Ultragenyx was $11.8 million and $12.7 million, respectively.

Collaboration Partner – CureVac

In January 2018, the Company entered into a Development and Option Agreement with CureVac, (the “Development and Option Agreement”). Under the terms of the Development and Option Agreement, the parties agreed to conduct joint preclinical development programs once CureVac makes a payment to pull down a target on the basis of which CureVac is granted options for taking a license on pre-agreed license terms to develop and commercialize certain products incorporating the Company’s patents and know-how related to delivery technology (the LUNAR platform) (the “Arcturus Delivery Technology”), and CureVac patents and know-how related to mRNA technology. Subject to certain restrictions, the parties will have an undivided one-half interest in the patents and know-how developed jointly by the parties during the course of the Development and Option Agreement.  Pursuant to the terms of the Development and Option Agreement, CureVac will have a number of target options to co-develop from a reserved target list to enter into licenses under the Arcturus Delivery Technology with respect to the development, manufacture and commercialization of licensed products (which can include products identified for development by the Company, unless the Company is permitted by the terms of the Development and Option Agreement to place such products on a restricted list). A separate notice and fee will be required for each license agreement. If the target to which the license agreement relates is chosen by the parties for co-development under the Co-Development Agreement (as defined below and discussed in the following paragraph) the license agreement will terminate as such programs will be covered under the Co-Development Agreement discussed below, and therefore CureVac will be given a credit for any exercise fees, milestone payments already paid and all other payments made in relation to the license agreement towards future such payments incurred with respect to future licenses under the Arcturus Delivery Technology.

Prior to expiration of the initial term of 8 years (which was subsequently amended, as discussed below), the Agreement also includes an option to extend the term on an annual basis for up to 3 years, subject to payment by CureVac to Arcturus of a non-refundable annual extension fee. The agreement included potential milestone payments for selected targets from CureVac to the Company. The current potential milestone payments for the remaining targets as of March 31, 2020 is $14.0 million for rare disease targets and $23.0 million for non-rare disease targets. CureVac will pay royalties as a percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term in the low single-digit range. As of March 31, 2020, CureVac has not yet reached the clinical phase of the contract. Pursuant to a May 2018 amendment to the Development and Option Agreement (as amended and restated on September 28, 2018), the Company increased the number of targets available to CureVac under the Development and Option Agreement and agreed upon the license forms to be executed upon selection of the targets by CureVac.

Concurrently with the Development and Option Agreement, the Company entered into a Co-Development and Co-Commercialization Agreement (the “Co-Development Agreement”) which the Company considered a combined contract with the Development and Option Agreement for purposes of revenue recognition. However, on February 11, 2019, the Company announced the termination of the obligations of CureVac for the preclinical development of ARCT-810, effective as of August 4, 2019 and the re-assumption by the Company of the worldwide rights thereto. As a result, Arcturus reassumed 100% global rights for clinical development candidate ARCT-810, a messenger RNA (mRNA) drug to treat ornithine transcarbamylase deficiency.

On July 26, 2019, the Company entered into an amendment (“CureVac Amendment”) to its Development and Option Agreement with CureVac (as amended, the “Development and Option Agreement”), pursuant to which the Company and CureVac agreed to shorten the time period during which CureVac may select potential targets to be licensed from the Company from eight years to four years, and to reduce the overall number of maximum targets to be reserved and licensed.

In connection with the July 2019 CureVac Amendment, the Company and CureVac also entered into a Termination Agreement (the “Termination Agreement”) terminating the January 1, 2018 Co-Development Agreement between the Company and CureVac. Pursuant to the Termination Agreement CureVac agreed to make a one-time payment to Arcturus in the amount of $4.0 million, which was made in July 2019.

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

At March 31, 2020, the transaction price included the upfront consideration received. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to CureVac and therefore have also been excluded from the transaction price. For the three months ended March 31, 2020, no adjustments were made to the transaction price.

The upfront consideration of $5.0 million was recorded as deferred revenue in the Company’s balance sheet upon receipt and is currently being recognized as revenue on a straight-line basis using an input method over the amended forty-six month contractual term as of March 31, 2020. As a result of Amendment 3, the Company recorded a cumulative catch up adjustment of $0.4 million on the modification date, July 26, 2019. Total deferred revenue as of March 31, 2020 and December 31, 2019 for CureVac was $3.0 million and $3.2 million, respectively. No adjustment was necessary upon adoption of Topic 606.

Other Collaboration Revenue

The remaining revenue from smaller collaboration agreements relates to the agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”). Under the agreement with Takeda, the Company recognized $0.5 million related to amortization of an upfront payment during the first quarter of 2020 related to research and development activities. The current agreement was entered into on March 18, 2019 and is expected to be completed by the end of 2020.

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

As of March 31, 2020 and December 31, 2019, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Prepaid expenses	$1,344	$720
Other current assets	593	38
Total	$1,937	$758

Property and equipment, net for the same periods consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Research equipment	$4,045	$3,658
Computers and software	271	271
Office equipment and furniture	574	561
Leasehold improvements	44	40
Total	4,934	4,530
Less accumulated depreciation and amortization	(2,363)	(2,181)
Property and equipment, net	$2,571	$2,349

Depreciation and amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Accrued liabilities consisted of the following as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Accrued compensation	$1,635	$1,608
Cystic Fibrosis Foundation Liability (Note 9)	1,921	1,949
Current portion of operating lease liability	1,474	827
Other accrued research and development expenses	4,745	2,750
Total	$9,775	$7,134

Note 5. Debt

Long-term debt with Western Alliance Bank

On October 12, 2018, the Company entered into a Loan and Security Agreement with Western Alliance Bank (the “Bank”), whereby the Company received $10.0 million under a long-term debt agreement (the “Loan”).

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

Pursuant to the amendment, the Bank agreed to make a term loan to the Company on October 30, 2019, in the amount of $15 million (the “Term Loan”). The resulting net increase in the indebtedness of the Company was $5.0 million. The Term Loan bears interest at a floating rate ranging from 1.25% to 2.75% above the prime rate. The amendment further provides that the Term Loan has a maturity date of October 30, 2023. The Company shall make monthly payments of interest only until the interest-only end date of October 1, 2021.

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

The Term Loan also includes covenants which includes the Company’s submission of a clinical candidate for IND application made to the U.S. Food and Drug Administration by May 31, 2020 and have it accepted by June 30, 2020. This covenant has been satisfied.

Upon maturity or prepayment (as previously discussed), the Company will be required to pay a 2% fee as a result of the FDA’s approval to proceed with the Company’s the LUNAR-OTC (ARCT-810) program based on its IND submission. Such fee is accreted to the debt balance using the effective interest method over the term of the Loan Agreement.

Should an event of default occur, including the occurrence of a material adverse effect, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. As of March 31, 2020, the Company was in compliance with all covenants under the Loan Agreement.

Principal payments, including the final payment due at repayment, on the long-term debt for fiscal years 2021, 2022 and 2023 are $4.0 million, $6.0 million and $5.5 million, respectively, with no principal payments due in 2020.

The Company recognized interest expense related to its long-term debt of $0.3 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively.

Note 6. Stockholders’ Equity

Restricted Common Shares

In March 2013, the founders of the Company purchased 2,783,686 shares of common stock for $0.0068 per share. Of the shares purchased, 1,538,353 were subject to a repurchase option whereby the Company has an option for two months after date of termination of service to repurchase any or all of the unvested shares at the original purchase price per share. The repurchase option shall be deemed to be automatically exercised by the Company as of the end of the two-month period unless the Company notifies the purchaser that it does not intend to exercise its option. The shares will be vested (1) 25% after obtaining suitable siRNA license; (2) 25% after in vivo proof-of-concept achieved; (3) 25% after a regulatory agency new drug application (such as an Investigational New Drug application) is filed and the study is allowed to proceed by the applicable regulatory agency; and (4) 25% after human biological proof-of-concept is achieved. The Company met the first two milestones during 2013 and 2014 leaving an unvested balance of 769,176 shares. In 2017, the stock purchase agreements were amended to clarify vesting conditions and also to accelerate the vesting of 146,510 shares resulting in a modification expense of $1,495,000. As of March 31, 2020 and 2019, there were 622,667 shares of common stock unvested and subject to the repurchase option. The Company met the third milestone during April 2020, and as of May 1, 2020, there were 311,333 shares of common stock currently unvested that are subject to the final repurchase option.

Net Loss per Share

Dilutive securities that were not included in the calculation of diluted net loss per share for the three months ended March 31, 2020 and 2019 as they were anti-dilutive totaled 316,957 and 67,051, respectively.

For the quarters ended March 31, 2020 and 2019, the calculation of the weighted-average number of shares outstanding excludes unvested restricted shares of common stock of 622,667.

Note 7. Share-Based Compensation

In August 2018, the Company adopted the 2018 Omnibus Equity Incentive Plan (“2018 Plan”). Under the 2018 Plan, the Company was authorized to issue up to a maximum of 1,100,000 shares of common stock pursuant to the exercise of incentive stock options or other awards provided for therein. In June 2019, the Company adopted the 2019 Omnibus Equity Incentive Plan (“2019 Plan”), which was ratified by stockholders at the Company’s 2019 annual meeting. Under the 2019 Plan, the Company is authorized to issue up to a maximum of 2,600,000 shares of common stock pursuant to the exercise of incentive stock options or other awards provided for therein.  In connection with the Redomiciliation, all outstanding options to purchase shares in Arcturus Israel under the above described plans were exchanged for an option to purchase the same number of shares of the Company’s common stock under the 2019 Plan. Accordingly, as of March 31, 2020, a total of 353,332 shares remain available for future issuance under the 2019 Plan, and no further shares will be issued under the 2018 Plan.

Stock Options

Share-based compensation expenses included in the Company’s condensed statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 were:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Research and development	$266	$152
General and administrative	583	247
Total	$849	$399

Note 8. Income Taxes

The Company is subject to taxation in the United States and various states. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses.  No tax benefit was provided for losses incurred in the United States because those losses are offset by a full valuation allowance.

For the three months ended March 31, 2020, the Company recorded income tax expense of $0 million.  No tax benefit was provided for losses incurred in United States because those losses are offset by a full valuation allowance.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19.  While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of the quarter ended March 31, 2020 the Company has estimated that the impact of the CARES Act will be immaterial to its tax position.  Due to the recent enactment of the CARES Act, the Company will continue to analyze the impact that the CARES Act will have in subsequent quarters on its financial position, results of operations or cash flows.

Note 9. Commitments and Contingencies

COVID-19 Vaccine Development

On March 4, 2020, the Company was awarded a grant (the “Grant”) from the Singapore Economic Development Board to support the co-development of a potential COVID-19 vaccine with the Duke-NUS Medical School. The Grant provides for up to S$14.0 million (approximately US$10 million using the March 2, 2020 exchange rate) in grants to support the development of the vaccine. A portion of the Grant will be paid by the Economic Development Board in advance and the remainder of the Grant will be paid to the Company upon the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The funds received will be recognized as contra research and development expense in proportion to the percentage covered by the Economic Development Board of the overall budget. The Company is liable for certain expenses during the program period and any unused funds are required to be repaid upon completion of the program. For the three months ended March 31, 2020, the Company recognized $0.5 million of contra expense.

Cystic Fibrosis Foundation Agreement

On August 1, 2019, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $15.0 million from approximately $3.2 million, (ii) the Company will provide $5.0 million in matching funds for remaining budgeted costs and (iii) the related disbursement schedule from CFF to Arcturus was modified such that (a) $4.0 million was disbursed upon execution of the CFF Amendment, (b) $2.0 million will be disbursed within 30 days of the first day of each of January, April, July and October 2020 upon Arcturus invoicing CFF to meet project goals, and (c) the last payment of $3.0 million less the prior award previously paid out, equaling approximately $2.3 million, will be disbursed upon Arcturus Therapeutics, Inc. invoicing CFF to meet good manufacturing practices and opening an Investigational New Drug (“IND”) application. The funds received from CFF will be recognized as contra research and development expense in proportion to the percentage covered by CFF of the overall budget. For the three months ended March 31, 2020, the Company recognized $2.0 million of contra expense with $1.9 million remaining in accrued expenses.

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

In January 2020, the Company entered into a non-cancellable operating lease agreement for office space near its current headquarters. The commencement of the lease began in February 2020 and the lease extends for 13 months from the commencement date. In conjunction with the new lease, the Company received free rent for one month. The lease may be extended for one twelve-month period; however, the Company deemed the extension option not reasonably certain to be exercised and therefore excluded the option from the lease terms.

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

As of March 31, 2020, the payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2020 (remaining)	$1,489
2021	1,427
2022	1,349
2023	1,390
2024	1,432
Thereafter	314
Total remaining lease payments	7,401
Less: imputed interest	(1,298)
Total operating lease liabilities	$6,103
Weighted-average remaining lease term	4.7 years
Weighted-average discount rate	8.4%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

Note 10. Related Party Transactions

Ultragenyx

In June 2019, Arcturus and Ultragenyx executed Amendment 3 to the Ultragenyx Agreement. In addition, as a result of the amended Ultragenyx Agreement, Ultragenyx owns 15.8% of the outstanding common stock of the Company as of March 31, 2020. Pursuant to the amended Ultragenyx Agreement, the Company also granted Ultragenyx a two-year option (the “Option”) to purchase up to 600,000 additional shares of common stock at a price of $16.00 per share. For the three months ended March 31, 2020 and 2019, the Company has recognized revenue of $0.9 million and $1.4 million. As of March 31, 2020 and 2019, the Company held accounts receivable balances of negligible amounts.

Equity-Method Investment

In June 2018, the Company completed the sale of its intangible asset related to the ADAIR technology. Pursuant to the asset purchase agreement for ADAIR, the Company received a 30% ownership interest in the common stock of a privately held company in consideration for the sale of the ADAIR technology. The Company has no requirement to invest further in this private company. During the third quarter of 2019, the equity-method investee issued shares of its common stock at a share price greater than the initial investment which resulted in the Company recording a gain in its equity-method investment. The gain has been offset by additional losses incurred by the equity-method investee and calculated on a lag. For the three months ended March 31, 2020, the Company recorded a loss of $0.2 million. Subsequent to the equity-method investee issuing shares of its common stock, the Company’s ownership was reduced to 19%. As the Company continues to have the ability to exercise significant influence over the operating and financial policies of the investee, the Company will continue to account for the investment as an equity-method investment.

Note 11. Subsequent Events

Acceptance of Investigational New Drug Application for ARCT-810

In April 2020, the Company’s IND application for a Phase 1b study in patients with OTC deficiency was deemed allowed to proceed by the U.S. Food and Drug Administration, and an additional Clinical Trial Application for a Phase 1 study in healthy volunteers was approved by the New Zealand Medicines and Medical Devices Safety Authority.

Underwritten Public Offering of Common Stock

See discussion of underwritten public offering of common stock at Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three-month period ended March 31, 2020. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries from and after the effective time of the Redomiciliation and, prior to that time, to our predecessor, Arcturus Therapeutics Ltd. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10‑K for the year ended December 31, 2019 (the “2019 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 16, 2020. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2019 Annual Report.

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

Overview

We are a clinical-stage messenger RNA medicines company focused on the development of infectious disease vaccines utilizing our Self-Transcribing and Replicating RNA (“STARR”) technology and significant opportunities in liver and respiratory rare diseases. In addition to our internal mRNA platform, our proprietary lipid nanoparticle delivery system, LUNAR, may enable multiple nucleic acid medicines. The genetic medicines industry is constantly struggling to identify non-viral delivery solutions for large RNA molecules to different cell types. Our LUNAR delivery technology is lipid mediated – and non-viral. LUNAR is versatile, compatible with various types of RNA -- and has been shown to deliver large RNA to different cell types including liver hepatocytes, liver stellate cells, muscle cells (myocytes), and lung cells (including bronchial epithelial cells).

Our activities since inception have consisted principally of performing research and development activities, general and administrative activities and raising capital to fund those efforts. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenues and profit from operations.  Our company is subject to many of the risks common with an early-stage biotechnology company, including, but not limited to, dependence on key personnel, protection of proprietary technology and the ability to obtain future capital to fund ongoing operations and clinical development.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Report and our audited financial statements and related notes for the year ended December 31, 2019. Our historical results of operations and the year-to-year comparisons of our results of operations that follow are not necessarily indicative of future results.

Collaboration Revenue

We enter into arrangements with pharmaceutical and biotechnology partners that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise fees and royalties on future sales. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,		2019 to 2020
(Dollars in thousands)	2020	2019	$ change	% change
Collaboration revenue	$2,646	$4,350	$(1,704)	-39.2%

Collaboration revenue decreased by $1.7 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in collaboration revenue primarily relates to decreased revenue of $1.6 million from reimbursements from CureVac associated with the OTC collaboration that ended in the second quarter of 2019. The remaining $0.1 million decrease was due to decreases in revenue recognition for research and development funding from collaboration partners.

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended March 31,		2019 to 2020
(Dollars in thousands)	2020	2019	$ change	% change
Operating expenses:
Research and development, net	$7,917	$7,324	$593	8.1%
General and administrative	4,191	3,534	657	18.6%
Total	$12,108	$10,858	$1,250	11.5%

The following table presents our total research and development expenses by category:

	Three Months Ended March 31,		2019 to 2020
(Dollars in thousands)	2020	2019	$ change	% change
External pipeline development expenses:
LUNAR-OTC (ARCT-810)	$3,692	$3,729	$(37)	-1.0%
LUNAR-CF, net	336	191	145	75.9%
LUNAR-COVID, net	131	-	131	100.0%
Discovery technologies	481	598	(117)	-19.6%
External platform development expenses:
Partnered discovery technologies	371	305	66	21.6%
Total development expenses	$5,011	$4,823	$188	3.9%
Personnel related expenses	$2,203	$2,076	$127	6.1%
Facilities and equipment expenses	703	425	278	65.4%
Total research and development expenses, net	$7,917	$7,324	$593	8.1%

Research and Development Expenses, net

Our development expenses consist primarily of external manufacturing costs, in-vivo research studies performed by contract research organizations, clinical and regulatory consultants, and laboratory supplies related to conducting research and development activities.

The IND for our LUNAR-OTC (ARCT-810) program was deemed allowed to proceed by the FDA in April 2020. During the first quarter of 2019, we began ramping up the LUNAR-OTC program in preparation for IND submission. As our IND application was submitted near the end of the first quarter of 2020, the program costs remained relatively consistent for the three months ended March 31, 2020 as compared to 2019.

Lunar-CF expenses increased by $0.1 million, from $0.2 million for the three months ended March 31, 2019 to $0.3 million for the three months ended March 31, 2020. The current quarter amount was partially offset with funds awarded by the CFF. The increase in LUNAR-CF expenses during 2020 was due primarily to increased research and development cost incurred in association with the amendment to the CFF Agreement executed in July 2019, and we expect that our development efforts and associated costs will increase over the next year as the LUNAR-CF program moves toward expected IND submission in 2021.

The LUNAR-COVID program was initiated in the first quarter of 2020 and generated $0.1 million of expenses. The program is expected to enter human clinical trials during the third quarter of 2020. This amount was partially offset with funds awarded by the Economic Development Board of Singapore. We expect that our development efforts and our portion of the costs to increase in the foreseeable future as we advance this program.

Discovery technologies represents our efforts to expand our product pipeline and are expected to continually increase over the near future. However, during the three months ended March 31, 2020 as compared to 2019, our costs decreased by $0.1 million, as we focused our efforts on the advancement of our LUNAR-OTC (ARCT-810) and LUNAR-COVID programs.

Within our platform development expenses, our partnered discovery expenses with our current partners are expected to fluctuate based on the needs of our collaboration partners. During the three months ended March 31, 2020 as compared to the prior period in 2019, expenses increased by $0.1 million as a result of the stage of each program in which our collaboration partners are currently working.

Personnel related expenses for the three months ended March 31, 2020 increased by $0.1 million as compared to 2019. This increase was associated with increased headcount necessary to advance our external pipeline and platform efforts. During the quarter ended March 31, 2020, the expense amount was offset by $0.8 million of funds received from CFF and $0.2 million of funds received from the Singapore Economic Development Board. We expect to continue to expand our headcount as our research and development activities expand.

Facilities and equipment expenses increased by $0.3 million during the three months ended March 31, 2020 as compared to 2019. The increase resulted primarily from higher rent and related costs associated with our second facility lease that we entered into in February 2020.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 increased by $0.7 million. The increase resulted primarily from personnel expense due to increased headcount.

Finance (expense) income, net

	Three Months Ended March 31,		2019 to 2020
(Dollars in thousands)	2020	2019	$ change	% change
Interest income	$102	$115	$(13)	-11.3%
Interest expense	(254)	(203)	(51)	25.1%
Total	$(152)	$(88)	$(64)	72.7%

Interest income is generated on cash and cash equivalents, and decreased for the three months ended March 31, 2020 as compared to the prior year period as a result of reduced investments. Interest expense was incurred in conjunction with our Loan and Security Agreement with Western Alliance Bank, and increased for the three months ended March 31, 2020 as compared to the prior year period as a result of a $5.0 million increase in our long-term debt balance.

Off-balance sheet arrangements

Through March 31, 2020, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations

See Note 5 for a summary of changes in the long-term debt position of the Company as of March 31, 2020.

As of March 31, 2020, we have non-cancelable contractual obligations totaling approximately $7.4 million.

Liquidity and Capital Resources

We are a clinical stage bioscience company that is dependent on obtaining external equity and debt financings to fund our operations. We expect to continue to incur losses and utilize significant cash resources until we successfully develop a new successful drug.  Our ability to transition to become profitable in the near future is dependent on the success of our COVID-19 vaccine, and in later years mRNA drug or vaccine candidates for OTC deficiency, cystic fibrosis and other possible mRNA drugs or vaccine candidates that are currently in the initial phase of development

Historically, our major sources of cash have been comprised of proceeds from collaboration partners, various public and private offerings of our common stock, option and warrant exercises, and interest income. From inception through March 31, 2020, we raised approximately $210.4 million in gross proceeds from various public and private offerings of our common stock, debt issuances, collaboration agreements, and the merger with Alcobra.

As of March 31, 2020, we had approximately $59.6 million in cash, restricted cash and cash equivalents. During April 2020, the Company raised additional capital of approximately $75.5 million through an underwritten public offering. In addition, the Company has borrowed $15.0 million through its facility with Western Alliance Bank.

Overview

The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Cash provided by (used in):
Operating activities	$(11,858)	$(5,411)
Investing activities	(142)	(78)
Financing activities	118	—
Net decrease in cash, cash equivalents and restricted cash	$(11,882)	$(5,489)

Operating Activities

Our primary use of cash is to fund operating expenses, which consist mainly of research and development expenditures and general and administrative expenditures. We have incurred significant losses which have been partially offset by cash received through our collaboration agreements, equity offerings and 2017 merger. Cash received under the collaboration agreements can vary from year to year depending on the terms of the agreements and work performed. These changes in cash flows primarily relate to the timing of cash receipts for upfront payments, reimbursable expenses and achievement of milestones under these collaborative agreements.

Net cash used in operating activities was $11.9 million on a net loss of $9.8 million for the three months ended March 31, 2020, compared to net cash used of $5.4 million on a net loss of $6.9 million for the three months ended March 31, 2019. Adjustments for non-cash charges, including share-based compensation, depreciation and amortization, interest expense and loss from equity-method investment were $1.4 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. Changes in working capital resulted in adjustments to operating net cash outflows of $3.5 million and inflows of $0.4 million for the three months ended March 31, 2020 and 2019, respectively, and were primarily driven by decreases in accounts payable and deferred revenue as well as increases in prepaid expenses and other assets partly offset by increases in accrued expenses for the three months ended March 31, 2020.

Investing Activities

Net cash used in investing activities of $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively, reflected cash used to purchase property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 reflected proceeds from the exercise of stock options of $0.1 million. No cash was provided or used by financing activities for the three months ended March 31, 2019.

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

During April 2020, the Company raised additional capital of approximately $75.5 million through an underwritten public offering. In addition, the Company has borrowed $15 million through its facility with Western Alliance Bank.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. As such, we make certain estimates, judgements and assumptions that we believe are reasonable, based upon information available to us. These judgements involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our results of operations and financial condition. We describe our significant accounting policies more fully in Note 2 to our consolidated financial statements for the year ended December 31, 2019.

The following are our significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition

Research and development revenue under collaborative agreements

We recognize collaboration revenue from several collaboration agreements. Our collaboration agreements typically contain promised goods and services, including technology licenses or options to obtain technology licenses, research and development services, and manufacturing services. Upon entering into a collaboration agreement, we are required to make the following judgements:

Identifying the performance obligations contained in the agreement

Our assessment of what constitutes a separate performance obligation requires us to apply judgement. Specifically, we are required to identify which goods and services we are required to provide under the contract are distinct, if any.

Determining the transaction price, including any variable consideration

To determine the transaction price, we review the amount of consideration we are eligible to earn under the agreement. We do not typically include any payments we may receive in the future in our initial transaction price since the payments are typically not probable as they are contingent upon certain future events that are uncertain or out of our control.

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

The collaboration revenue we recognize each period is comprised of several types of revenue, including amortization from upfront payments, milestone payments, option exclusivity fees and other services. Each of these types of revenue require us to make various judgements and estimates.

Amortization from Upfront Payments

For certain agreements, we recognize revenue from the amortization of upfront payments as we perform research and development services. We use an input method to estimate the amount of revenue to recognize each period. This method requires us to make estimates of the total costs we expect to incur in order to complete our promised research and development services or the total length of time it will take us to complete our promised research and development services. If we change our estimates, we may have to adjust our revenue.

Milestone Payments

When recognizing revenue related to milestone payments, we typically judge and estimate whether the milestone payment is probable (discussed in detail above under “Determining the transaction price, including any variable consideration”).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest income and expense sensitivity and foreign currency exchange rates. Interest income and expense sensitivity is affected by changes in the general level of interest rates in the United States. Foreign exchange market risks relate to the Grant from the Singapore Economic Development Board which is discussed in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 1. Description of Business.” When deemed appropriate, we may manage our exposure to foreign exchange market risks through the use of derivative financial instruments. We may utilize such derivative financial instruments for hedging or risk management purposes. Due to the nature of our cash and cash equivalents and our evaluation of the potential impact of foreign currency exchange rates, we believe that we are not currently subject to any material market risk exposure.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended March 31, 2020 fairly present, in all material respects, our financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On December 13, 2019, a former employee of the Company filed a complaint in San Diego County Superior Court, captioned Adonary Munoz v. Arcturus Therapeutics, Inc., et al, Case No. 37-2019-00066358-CU-PO-CTL. The lawsuit alleges sexual assault by an acquaintance of one of our employees and seeks to hold the Company liable on a number of causes of action. On January 17, 2020, a second amended complaint (“SAC”) was filed seeking $30.0 million in damages, including punitive damages and damages for emotional distress. The plaintiff has agreed to stipulate to arbitration for the claims being alleged against the Company. The Company believes the allegations of Ms. Munoz against the Company in her complaint are without merit, and intends to vigorously defend itself in the foregoing action. However, in light of the preliminary stage of the litigation, the Company is unable to estimate a potential loss or range of losses relating to this matter.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we strongly encourage you to review. Other than as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.

Our pursuit of a COVID-19 vaccine candidate is at an early stage. We may be unable to produce a vaccine that successfully prevents infection from the virus in a timely manner, if at all, and preliminary data may not be indicative of future success.

In response to the global outbreak of coronavirus, in March 2020, we entered into a partnership with Duke-NUS Medical School in Singapore to develop a novel coronavirus (COVID-19) vaccine for Singapore. Our development of the vaccine is in early stages, and we may be unable to produce a vaccine that successfully prevents infection from the virus in a timely manner, if at all. We are also committing financial resources and personnel to the development of a COVID-19 vaccine which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective. In addition, a substantial number of companies, individuals and institutions are working to develop a vaccine, many of which have substantially greater financial, scientific and other resources than us, and another party may be successful in producing a more efficacious vaccine or other treatment for COVID-19 which may also lead to the diversion of governmental and quasi-governmental funding away from us and toward other companies, and lead to demand being driven away from our product, even if developed. Finally, even though we may report preliminary pre-clinical or other data that could appear to be positive, no assurance can be given that any product candidate will be safe in humans or prove to be effective once trials commence. We will not be able to commercialize or market the product candidate unless and until we are able to demonstrate that our vaccine candidate is safe and effective in humans.

It is possible that one or more government entities may take actions that directly or indirectly have a negative effect on our opportunities. If we were to develop a COVID-19 vaccine, the economic value of such a vaccine to us could be limited.

Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our COVID-19 vaccine, if any.

The recent coronavirus outbreak has caused interruptions or delays of our business plan and may have a significant adverse effect on our business.

In December 2019, a strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. The extent to which the pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, but the development of clinical supply materials could be delayed and enrollment of patients in our study for LUNAR-OTC and LUNAR-COV19 may be delayed or suspended, as hospitals and clinics in areas where we are conducting trials shift resources to cope with the COVID-19 pandemic and may limit access or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we may experience higher drop-out rates or delays in our clinical studies.

Government-imposed quarantines and restrictions may also require us to temporarily terminate our clinical sites. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily terminate certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for our product candidates may be negatively impacted. We cannot predict the ultimate impact of the COVID-19 pandemic as consequences of such an event are highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies or as a whole; however, the COVID-19 outbreak may materially disrupt or delay our business operations, further divert the attention and efforts of the medical community to coping with COVID-19, disrupt the marketplace in which we operate, and/or have a material adverse effect on our operations.

Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and may continue to have an adverse effect on the global markets and global economy generally, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. There have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic could materially disrupt our business and operations, interrupt our sources of supply, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy or curtail consumer spending.

We intend to conduct foreign clinical trials (FCT) only for our pending COVID-19 vaccine. While costs of FCTs are significantly lower than the costs of an equivalent trial in the United States, there are risks associated with FCTs which may ultimately inhibit FDA approval.

Costs associated with FCTs are significantly lower than the costs of equivalent trials in the United States. However, any clinical data from the FCT may not be adequate to support FDA approval without further preclinical studies, clinical trials, or both. Other companies have in the past encountered various problems with FCTs. The occurrence of any of these could have a material adverse effect on the ultimate path to FDA approval of any COVID-19 vaccine we may develop, which may negatively impact our financial condition and our business.

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

10.1†

Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

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

10.23

Lease Agreement, by and between Arcturus Therapeutics Holdings Inc. and ARE-SD Region No. 44, LLC dated February 1, 2020. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.24**

Acceptance Letter, dated March 4, 2020, between Arcturus Therapeutics Holdings Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.25

Sales Agreement, dated as of March 27, 2020, between the Company and Stifel, Nicolaus & Company, Incorporated. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2020 (File No. 001-38942)

10.26

Underwriting Agreement dated April 16, 2020, by and between Arcturus Therapeutics Holdings Inc. and Guggenheim Securities, LLC. Incorporated by reference to Exhibit 1.1 to Form 8-K filed on April 17, 2019 (File No. 001-38942)

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: May 8, 2020	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer