Form 10-Q
period 2020-09-30
Arcturus Therapeutics Holdings Inc.
filed 2020-11-09
CIK 1768224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 24,493,084 shares of voting common stock outstanding.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value information)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$307,023	$71,353
Accounts receivable	2,447	2,179
Prepaid expenses and other current assets	4,630	758
Total current assets	314,100	74,290
Property and equipment, net	3,451	2,349
Operating lease right-of-use asset, net	4,862	5,134
Equity-method investment	—	263
Non-current restricted cash	107	107
Total assets	$322,520	$82,143
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,478	$5,793
Accrued liabilities	15,838	7,134
Deferred revenue	5,698	8,397
Total current liabilities	28,014	21,324
Deferred revenue, net of current portion	13,645	15,182
Long-term debt	15,076	14,995
Operating lease liability, net of current portion	4,155	4,850
Total liabilities	$60,890	$56,351
Stockholders' equity
Common stock: $0.001 par value; 30,000 shares authorized; 24,473 and 15,138 issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	25	15
Additional paid-in capital	374,317	97,445
Accumulated deficit	(112,712)	(71,668)
Total stockholders' equity	261,630	25,792
Total liabilities and stockholders' equity	$322,520	$82,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Collaboration revenue	$2,333	$3,318	$7,301	$17,821
Operating expenses:
Research and development, net	17,699	7,053	33,560	21,646
General and administrative	5,572	3,881	14,183	10,871
Total operating expenses	23,271	10,934	47,743	32,517
Loss from operations	(20,938)	(7,616)	(40,442)	(14,696)
Loss from equity-method investment	—	303	(263)	15
Finance expense, net	(66)	(120)	(339)	(321)
Net loss	$(21,004)	$(7,433)	$(41,044)	$(15,002)
Net loss per share, basic and diluted	$(0.92)	$(0.56)	$(2.19)	$(1.33)
Weighted-average shares outstanding, basic and diluted	22,938	13,201	18,766	11,248
Comprehensive loss:
Net loss	$(21,004)	$(7,433)	$(41,044)	$(15,002)
Comprehensive loss	$(21,004)	$(7,433)	$(41,044)	$(15,002)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

in thousands

Three Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE - June 30, 2020	20,610	$21	$185,110	$(91,708)	$93,423
Net loss	—	—	—	(21,004)	(21,004)
Issuance of common stock, net of issuance costs	3,754	4	186,574	—	186,578
Issuance of common stock upon exercise of stock options	109	—	645	—	645
Share-based compensation	—	—	1,988	—	1,988
BALANCE – September 30, 2020	24,473	$25	$374,317	$(112,712)	$261,630

Three Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE - June 30, 2019	13,120	$13	$74,851	$(53,246)	$21,618
Net loss	—	—	—	(7,433)	(7,433)
Share-based compensation	—	—	383	—	383
Issuance of common stock, net of issuance costs	1,995	2	21,276	—	21,278
Issuance of common stock upon exercise of stock options	11	—	49	—	49
BALANCE – September 30, 2019	15,126	$15	$96,559	$(60,679)	$35,895

Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE - December 31, 2019	15,138	$15	$97,445	$(71,668)	$25,792
Net loss	—	—	—	(41,044)	(41,044)
Issuance of common stock, net of issuance costs	8,489	9	261,874	—	261,883
Issuance of common stock to Ultragenyx on option exercise	600	1	9,599	—	9,600
Issuance of common stock upon exercise of stock options	246	—	1,461	—	1,461
Share-based compensation	—	—	3,938	—	3,938
BALANCE – September 30, 2020	24,473	$25	$374,317	$(112,712)	$261,630

Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2018	10,762	$214	$58,302	$(44,874)	$13,642
Net loss	—	—	—	(15,002)	(15,002)
Treasury Stock	(43)	—	—	—
Share-based compensation	—	—	1,185	—	1,185
Redomiciliation share exchange	—	(203)	203	—	—
Issuance of common stock to Ultragenyx and option, net of issuance costs	2,400	2	15,543	—	15,545
Issuance of common stock, net of issuance costs	1,995	2	21,276	—	21,278
Issuance of common stock upon exercise of stock options	12	—	50	—	50
Effect of adoption of ASU 2014-09	—	—	—	(803)	(803)
BALANCE – September 30, 2019	15,126	$15	$96,559	$(60,679)	$35,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

in thousands

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(41,044)	$(15,002)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	613	531
Share-based compensation expense	3,938	1,185
Loss (gain) from equity-method investment	263	(15)
Other non-cash interest expense	1,027	649
Changes in operating assets and liabilities
Accounts receivable	(268)	1,856
Prepaid expense and other assets	(3,872)	(1,973)
Accounts payable	15	1,489
Accrued liabilities	7,335	1,432
Deferred revenue	(4,236)	10,941
Net cash (used in) provided by operating activities	(36,229)	1,093
INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,045)	(503)
Net cash used in investing activities	(1,045)	(503)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	261,883	21,278
Proceeds from the issuance of common stock to Ultragenyx and option exercise	9,600	15,545
Proceeds from exercise of stock options	1,461	50
Net cash provided by financing activities	272,944	36,873
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	235,670	37,463
Cash, cash equivalents and restricted cash at beginning of the period	71,460	36,816
Cash, cash equivalents and restricted cash at end of the period	$307,130	$74,279

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for interest	$173	$508
Non-cash investing activities
Right-of-use asset obtained in exchange for lease liabilities	$674	$5,868
Purchase of property and equipment in accounts payable	$670	$126

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company”) is a clinical-stage messenger RNA medicines company focused on significant opportunities within liver and respiratory rare diseases, and the development of infectious disease vaccines utilizing its Self-Transcribing and Replicating RNA (“STARR”) technology. In addition to the Company’s internal messenger RNA (“mRNA”) platform, its proprietary lipid nanoparticle delivery system, LUNAR, has the potential to enable multiple nucleic acid medicines.

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

In March 2020, the Company was awarded a grant (the “Grant”) from the Singapore Economic Development Board to support the co-development of a potential COVID-19 vaccine with the Duke-NUS Medical School. The grant provides for up to S$14.0 million (approximately US$10.1 million using the exchange rate at the time the grant contract was entered into) in grants to support the development of the vaccine. The Company entered into an amendment to the Grant on September 24, 2020 to update certain delivery and milestone timelines. The Grant has been paid in full by the Economic Development Board as a result of the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The Company has agreed to pay Duke-NUS Medical School a royalty based on annual net sales of the vaccine in markets or jurisdictions outside of Singapore. In July 2020, the Company and Duke-NUS Medical School announced that the CTA for COVID-19 vaccine candidate (referred to herein as the LUNAR-COV19 vaccine candidate) had been approved to proceed by the Singapore Health Sciences Authority ("HSA").

On October 2, 2020, the Company was awarded another grant from the Singapore Economic Development Board to support the further development of the LUNAR-COV19 vaccine candidate. The grant provides for up to S$9.3 million (approximately US$6.7 million using the exchange rate at the time the grant contract was entered into) to support the development of the LUNAR-COV19 vaccine candidate.

On August 17, 2020, the Company entered into an agreement with the Israeli Ministry of Health (“MOH”) to supply the Company’s COVID-19 vaccine candidate to Israel (the “Israel Supply Agreement”) subject to certain conditions, including applicable regulatory approvals. In October 2020, and in association with the Israel Supply Agreement, the Company received a non-refundable payment of $12.5 million from the MOH. This payment of $12.5 million is associated with a specified clinical trial milestone and serves as an initial reserve payment for a specified number of doses of the LUNAR-COV19 vaccine candidate pursuant to the Israel Supply Agreement. As a result of the making of this payment, the MOH has become bound to purchase an initial quantity of reserved vaccine doses, as set forth in and subject to the terms and conditions of the Israel Supply Agreement.

Basis of Presentation

The financial statements for periods prior to June 17, 2019, the effective date of the Company’s Redomiciliation to the United States (as described in the Company’s annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”)), relate to its predecessor, Arcturus Therapeutics Ltd., and for the periods from and after June 17, 2019 relate to Arcturus Therapeutics Holdings Inc. Unless stated otherwise or the context otherwise requires, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries from and after the effective time of the Redomiciliation and, prior to that time Arcturus Therapeutics Ltd.

The accompanying condensed consolidated financial statements include the accounts of Arcturus Therapeutics Holdings Inc. and its subsidiaries and, for the three and nine months ended September 30, 2020 and 2019, are unaudited. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.

Interim financial results are not necessarily indicative of results anticipated for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2019 Annual Report.

These condensed consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions regarding the valuation of certain debt and equity instruments, share-based compensation, accruals for liabilities, deferred revenue, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Liquidity

The Company’s activities since inception have consisted principally of research and development activities, general and administration activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations.

The Company is a clinical-stage bioscience company that is dependent on obtaining external equity and debt financings to fund its operations. Historically, the Company’s primary sources of financing have been through the sale of its securities, through issuance of debt and through collaboration agreements.

As mentioned above, the Company was recently awarded grants from the Singapore Economic Development Board of up to approximately $16.8 million in the aggregate to support the co-development and Phase 1/2 clinical trials of the LUNAR-COV19 vaccine candidate, part of which is being conducted with the Duke-NUS Medical School. Approximately $10.0 million of these grants were funded as of September 30, 2020. Additionally, in April 2020, the Company completed an underwritten public offering of 4,735,297 shares of common stock (including the underwriters’ overallotment option) at a price of $17.00 per share. The Company received net proceeds of approximately $75.5 million in the offering.

In May 2020, Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) exercised its option to purchase 600,000 shares of the Company’s common stock at $16 per share. The Company received proceeds of $9.6 million as a result of the option exercise.

In July 2020 the Company completed an additional underwritten public offering of 3,753,773 shares of common stock (including the underwriters’ overallotment option) at a price of $53.00 per share. The Company received net proceeds of approximately $186.6 million in the offering.

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

Revenue Recognition

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), using the modified retrospective transition method. Topic 606 provides a unified model to determine how revenue is recognized and the Company applied the standard to collaborative research and technology agreements that were in progress as of the effective date, January 1, 2019. The Company determines revenue recognition for arrangements within the scope of Topic 606 by performing the following five steps: (i) identify the contract, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when, or as, the Company satisfies a performance obligation.

The terms of the Company’s collaborative research and development agreements include license fees, upfront payments, milestone payments, reimbursement for research and development activities, option exercise fees, and royalties on sales of commercialized products. Arrangements that include upfront payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. The event-based milestone payments represent variable consideration, and the Company uses the most likely amount method to estimate this variable consideration because the potential milestone payment is a binary event, as the Company will either receive the milestone payment or it will not. The most likely amount method requires the Company to determine the likelihood of earning the milestone payment. Given the high degree of uncertainty around achievement of these milestones, the Company determines the milestone amounts to be fully constrained and does not recognize revenue until the uncertainty associated with these payments is resolved. The Company will recognize revenue from sales-based royalty payments when or as the sales occur. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

A performance obligation is a promise in a contract to transfer a distinct good or service to the counterparty and is the unit of account under Topic 606. A contract’s transaction price is allocated to each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied.

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

Research and Development, Net

Research and development costs are expensed as incurred. These expenses result from the Company’s independent research and development efforts as well as efforts associated with collaboration arrangements. Research and development costs include salaries and personnel-related costs, consulting fees, fees paid for contract research and manufacturing services, the costs of laboratory supplies, equipment and facilities, preclinical studies and other external costs, net of any grants.

Pre-Launch Inventory

Prior to obtaining initial regulatory approval for an investigational product candidate, the Company expenses costs relating to production of inventory as research and development expense in its condensed consolidated statements of operations, in the period incurred. When the Company believes regulatory approval and subsequent commercialization of an investigational product candidate is probable, and the Company also expects future economic benefit from the sales of the investigational product candidate to be realized, it will then capitalize the costs of production as inventory.

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

(in thousands)	September 30, 2020	September 30, 2019
Cash and cash equivalents	$307,023	$74,172
Non-current restricted cash	107	107
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$307,130	$74,279

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive shares of common stock are comprised of stock options.

No dividends were declared or paid during the reported periods.

Note 2. Collaboration Revenue

The Company has entered into license agreements and collaborative research and development arrangements with pharmaceutical and biotechnology companies. Under these arrangements, the Company is entitled to receive license fees, upfront payments, milestone payments if and when certain research and development milestones or technology transfer milestones are achieved, royalties on approved product sales and reimbursement for research and development activities. The Company’s costs of performing these services are included within research and development expenses. The Company’s milestone payments are typically defined by achievement of certain preclinical, clinical, and commercial success criteria. Preclinical milestones may, for example, include in vivo proof of concept in disease animal models, lead candidate identification, and completion of IND-enabling toxicology studies. Clinical milestones may, for example, include successful enrollment of the first patient in or completion of Phase 1, 2 and 3 clinical trials, and commercial milestones are often tiered based on net or aggregate sale amounts. The Company cannot guarantee the achievement of these milestones due to risks associated with preclinical and clinical activities required for development of nucleic acid medicine-based therapeutics.

The following table presents changes during the nine months ended September 30, 2020 in the balances of contract assets, including receivables from collaborative partners, and contract liabilities, including deferred revenue, as compared to what was disclosed in the Company’s 2019 Annual Report on Form 10-K.

(in thousands)	Contract Assets
BALANCE - December 31, 2019	$2,179
Additions for revenue recognized from billings	3,065
Deductions for cash collections	(2,797)
BALANCE – September 30, 2020	$2,447

(in thousands)	Contract Liabilities
BALANCE - December 31, 2019	$23,579
Additions for advanced billings	3,065
Deductions for promised services provided in current period	(7,301)
BALANCE – September 30, 2020	$19,343

The following table summarizes the Company’s collaboration revenues for the periods indicated (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Collaboration Partner – Janssen	$879	$966	$2,469	$2,101
Collaboration Partner – Ultragenyx	912	922	2,736	4,854
Collaboration Partner – CureVac	241	1,057	782	6,360
Collaboration Partner – Other	301	373	1,314	4,506
Total collaboration revenue	$2,333	$3,318	$7,301	$17,821

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant collaboration arrangements.

Collaboration Partner – Janssen

In October 2017, the Company entered into a research collaboration and license agreement with Janssen (the “2017 Agreement”). The 2017 Agreement allocated discovery, development, funding obligations, and ownership of related intellectual property among the Company and Janssen Pharmaceuticals, Inc. (“Janssen”). The Company received an upfront payment of $7.7 million and may receive preclinical, development and sales milestone payments of up to $56.5 million, as well as royalty payments on any future licensed product sales. Janssen began reimbursing the Company for research costs during the first quarter of 2019 upon the completion of the first of three research periods. Janssen may also pay option exercise fees within the $1.0 million to $5.0 million range per target. Janssen will pay royalties as a low to mid-single digit percentage of net sales of licensed products, subject to reduction on a country-by-country and licensed-product-by-licensed-product basis and subject to certain events, such as expiration of program patents. In addition, the 2017 Agreement includes an exclusivity period.

In evaluating the 2017 Agreement in accordance with Accounting Standards Codification (“ASC”) Topic 606, the Company concluded that the contract counterparty, Janssen, is a customer. The Company identified the following promised goods/services as of the inception of the 2017 Agreement: (i) research services, (ii) license to use Arcturus technology and (iii) participation in a joint research committee. The Company concluded that the promised goods/services are incapable of being distinct and consequently do not have any value on a standalone basis. Accordingly, they are determined to represent a single performance obligation. The Company concluded that Janssen’s options to select additional collaboration targets and to license rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated.

As of September 30, 2020, the remaining transaction price, consisting of upfront consideration received and budgeted reimbursable out-of-pocket costs, is expected to be recognized using an input method over the remaining research period of 24 months. None of the development and commercialization milestones were included in the transaction price, as all milestone amounts were not estimated to be met, are outside the control of the Company and contingent upon success in future clinical trials and Janssen’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur, provided that the reported sales are reliably measurable, and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price.

Total deferred revenue as of September 30, 2020 and December 31, 2019 for Janssen was $5.9 million.

Collaboration Partner – Ultragenyx

In October 2015 the Company entered into a research collaboration and license agreement with Ultragenyx (the “Ultragenyx Agreement”), whereby Arcturus granted to Ultragenyx a co-exclusive license to certain Arcturus technology, which is in effect only during the reserve target exclusivity term as discussed in the following paragraphs. This collaboration agreement was amended in 2017, 2018 and during the second quarter of 2019. During the initial phase of the collaboration, the Company will design and optimize therapeutics for certain rare disease targets. Ultragenyx has the option under the Ultragenyx Agreement to add additional rare disease targets during the collaborative development period. Additionally, during the collaborative development period, the Company will participate with Ultragenyx in a joint steering committee. The Ultragenyx Agreement also includes an initial exclusivity period with an option to extend such period.

As part of the Ultragenyx Agreement and related amendments, Ultragenyx has paid $27.9 million in upfront fees, exclusivity extension fees and additional consideration. Ultragenyx also reimburses the Company for all internal and external development costs incurred. Pursuant to the Ultragenyx Agreement, Ultragenyx is required to make additional payments upon exercise of the Ultragenyx expansion option or exclusivity extension (if any) and if Ultragenyx achieves certain, clinical, regulatory and sales milestones, then the Company is eligible to receive royalty payments. For each development target for which Ultragenyx exercises its option, Ultragenyx will pay the Company a one-time option exercise fee that increases based upon the number of development targets selected by Ultragenyx and ranges from $0.5 million to $1.5 million.

The current potential development, regulatory and commercial milestone payments for the existing development targets as of September 30, 2020 are $138.0 million. Ultragenyx will pay royalties as a single-digit percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term. As of September 30, 2020, Ultragenyx has not yet reached the clinical phase of the contract.

On June 18, 2019, Arcturus and Ultragenyx amended the collaboration agreement for a third time (“Amendment 3”). As part of Amendment 3, the total number of targets was increased from 10 to 12, and reserve targets will be exclusively reserved for Ultragenyx with no fees for four years after execution of the amendment. An equity component was also added as part of Amendment 3 wherein Ultragenyx purchased 2.4 million shares of common stock at a premium price. Along with the equity purchase, Ultragenyx received an option to purchase 0.6 million additional shares of common stock at $16 per share. In May 2020, the option was exercised.

The consideration received from Ultragenyx as a result of Amendment 3 was equal to $30.0 million and was comprised of a $24.0 million common stock purchase and a $6.0 million upfront payment. Specifically for Amendment 3, management determined the transaction price to be $14.4 million. See further discussion below regarding determining the transaction price. Management determined the fair value of the premium received by using the opening stock price subsequent to execution of Amendment 3 and applying a lack of marketability discount, as the shares received by Ultragenyx were initially restricted for up to two years. Pursuant to the terms of the equity purchase agreement between the Company and Ultragenyx, the transfer restrictions will terminate on November 20, 2020 as a result of the purchase of the 0.6 million option shares.

In evaluating the Ultragenyx agreement in accordance with ASC Topic 606, the Company concluded that the contract counterparty, Ultragenyx, is a customer. The Company has identified the following promised goods/services as part of the initial agreement and subsequent amendments: (i) research services, (ii) license to use Arcturus technology, (iii) exclusivity and (iv) participation in a joint steering committee. The Company concluded that the promised goods/services are incapable of being distinct and consequently do not have any value on a standalone basis. Accordingly, they are determined to represent a single performance obligation. The Company concluded that Ultragenyx’s options to extend exclusivity and select additional collaboration targets and to license rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated.

As of September 30, 2020, the transaction price included the upfront consideration received, exclusivity extension payments and additional consideration received pursuant to Amendment 3. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that the consideration is outside the control of the Company and contingent upon success in future clinical trials, approval from the FDA and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Ultragenyx and therefore have also been excluded from the transaction price.

Amendment 3 was deemed a contract modification and accounted for as part of the original Ultragenyx Agreement and the Company recorded a cumulative catch-up adjustment of $1.1 million on the modification date. The transaction price is recognized to revenue on a straight-line basis using an input method over the 4-year reserve target exclusivity period. The reserve target exclusivity period represents the timing over which promised goods/services will be provided. Total deferred revenue at September 30, 2020 and December 31, 2019 from Ultragenyx was $10.0 million and $12.7 million, respectively.

Collaboration Partner – CureVac

In January 2018, the Company entered into a Development and Option Agreement (the “Development and Option Agreement”) with CureVac AG (“CureVac”). Under the terms of the Development and Option Agreement, the parties agreed to conduct joint preclinical development programs once CureVac makes a payment to pull down a target on the basis of which CureVac is granted options for taking a license on pre-agreed license terms to develop and commercialize certain products incorporating the Company’s patents and know-how related to LUNAR delivery technology (the “Arcturus Delivery Technology”), and CureVac patents and know-how related to mRNA technology. Subject to certain restrictions, the parties will have an undivided one-half interest in the patents and know-how developed jointly by the parties during the course of the Development and Option Agreement. Pursuant to the terms of the Development and Option Agreement, CureVac will have a number of target options to co-develop from a reserved target list to enter into licenses under the Arcturus Delivery Technology with respect to the development, manufacture and commercialization of licensed products (which can include products identified for development by the Company, unless the Company is permitted by the terms of the Development and Option Agreement to place such products on a restricted list). A separate notice and fee will be required for each license agreement. If the target to which the license agreement relates is chosen by the parties for co-development under the Co-Development Agreement (as defined below and discussed in the following paragraph) the license agreement will terminate, as such programs will be covered under the Co-Development Agreement discussed below, and therefore CureVac will be given a credit for any exercise fees, milestone payments already paid and all other payments made in relation to the license agreement towards future such payments incurred with respect to future licenses under the Arcturus Delivery Technology.

Prior to expiration of the initial term of eight years (which was subsequently amended, as discussed below), the Development and Option Agreement also includes an option to extend the term on an annual basis for up to three years, subject to payment by CureVac to Arcturus of a non-refundable annual extension fee. The Development and Option Agreement includes potential milestone payments from CureVac to the Company for selected targets. The current potential milestone payments for the remaining targets as of September 30, 2020 are $14.0 million for rare disease targets and $23.0 million for non-rare disease targets. CureVac will pay royalties as a percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term in the low single-digit range. As of September 30, 2020, CureVac has not yet reached the clinical phase of the contract. Pursuant to a May 2018 amendment to the Development and Option Agreement (and as amended and restated on September 28, 2018), the Company increased the number of targets available to CureVac under the Development and Option Agreement and agreed upon the license forms to be executed upon selection of the targets by CureVac.

Concurrently with the Development and Option Agreement, the Company entered into a Co-Development and Co-Commercialization Agreement (the “Co-Development Agreement”) which the Company considered a combined contract with the Development and Option Agreement for purposes of revenue recognition. However, on February 11, 2019, the Company announced the termination of the obligations of CureVac for the preclinical development of ARCT-810, effective as of August 4, 2019, and the re-assumption by the Company of the worldwide rights thereto. As a result, Arcturus reassumed 100% global rights for clinical development candidate ARCT-810, a mRNA drug to treat OTC deficiency.

On July 26, 2019, the Company entered into an amendment (“CureVac Amendment”) to its Development and Option Agreement with CureVac (as amended, the “Development and Option Agreement”), pursuant to which the Company and CureVac agreed to shorten the time period during which CureVac may select potential targets to be licensed from the Company from eight years to four years, and to reduce the overall number of maximum targets that may be reserved and licensed.

In connection with the July 2019 CureVac Amendment, the Company and CureVac also entered into a Termination Agreement (the “Termination Agreement”) terminating the January 1, 2018 Co-Development Agreement between the Company and CureVac. Pursuant to the Termination Agreement, CureVac agreed to make a one-time payment to Arcturus in the amount of $4.0 million, which was made in July 2019.

In evaluating the CureVac Development and Option Agreement and Co-Development Agreement in accordance with ASC Topic 606, the Company concluded that the contract counterparty, CureVac, is a customer. The Company has identified the following promised goods/services as part of the initial agreement with CureVac and subsequent amendments: (i) research services, (ii) license to use Arcturus technology, (iii) exclusivity and (iv) participation in a joint steering committee. The Company concluded that the promised goods/services are incapable of being distinct and consequently do not have any value on a standalone basis. Accordingly, they are determined to represent a single performance obligation. The Company concluded that CureVac’s options to extend the research term and options to select additional collaboration targets and to license rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated.

As of September 30, 2020, the transaction price included the upfront consideration received. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to CureVac and therefore have also been excluded from the transaction price. For the three months ended September 30, 2020, no adjustments were made to the transaction price.

The upfront consideration of $5.0 million was recorded as deferred revenue in the Company’s balance sheet upon receipt and is currently being recognized as revenue on a straight-line basis using an input method over the remaining 34 month contractual term as of September 30, 2020. As a result of Amendment 3, the Company recorded a cumulative catch up adjustment of $0.4 million on the modification date, July 26, 2019. Total deferred revenue as of September 30, 2020 and December 31, 2019 for CureVac was $2.5 million and $3.2 million, respectively.

Other Collaboration Revenue

The remaining revenue from smaller collaboration agreements primarily relates to the agreements with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) and Synthetic Genomics, Inc. (“SGI”). Under the agreement with Takeda, the Company recognized $0.8 million during the first three quarters of 2020 which relates to the amortization of an upfront payment for research and development activities. The current agreement with Takeda was entered into on March 18, 2019 and is expected to be completed in the second quarter of 2021. Under the agreement with SGI, the Company recognized $0.3 million during the first three quarters of 2020 related to sublicensed technology.

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

Level 3:  Unobservable inputs for which little or no market data exists and are therefore determined using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The carrying value of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their relative short maturities. The carrying amount of long-term debt for the amount drawn on the Company’s debt facility approximates fair value as the interest rate is variable and reflects current market rates.

As of September 30, 2020 and December 31, 2019, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Balance Sheet Details

Property and equipment, net consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Research equipment	$5,343	$3,658
Computers and software	284	271
Office equipment and furniture	574	561
Leasehold improvements	44	40
Total	6,245	4,530
Less accumulated depreciation and amortization	(2,794)	(2,181)
Property and equipment, net	$3,451	$2,349

Depreciation and amortization expense was $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Accrued liabilities consisted of the following as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Accrued compensation	$3,099	$1,608
Cystic Fibrosis Foundation Liability	4,236	1,949
Singapore Economic Development Board Liability	2,106	—
Current portion of operating lease liability	1,198	827
Clinical accruals	1,352	—
Other accrued research and development expenses	3,847	2,750
Total	$15,838	$7,134

Note 5. Debt

Long-term debt with Western Alliance Bank

On October 12, 2018, Arcturus Therapeutics, Inc. entered into a Loan and Security Agreement with Western Alliance Bank (the “Bank”), whereby it received $10.0 million under a long-term debt agreement (the “Loan”).

The Loan is collateralized by all of the assets of Arcturus Therapeutics, Inc., excluding intellectual property, which is subject to a negative pledge. The Loan contains customary conditions of borrowing, events of default and covenants, including covenants that restrict Arcturus Therapeutics, Inc.’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of its capital stock. In addition, Arcturus Therapeutics, Inc. is required to maintain at least 100% of its consolidated, unrestricted cash, or $15.0 million, whichever is lower, with the Bank.

On October 30, 2019, Arcturus Therapeutics, Inc. and the Bank entered into a Third Amendment (the “Third Amendment”) to the Loan (as amended, the “Loan Agreement”).

Pursuant to the amendment, the Bank agreed to make a term loan to Arcturus Therapeutics, Inc. on October 30, 2019, in the amount of $15.0 million (the “Term Loan”). The resulting net increase in the indebtedness of Arcturus Therapeutics, Inc. was $5.0 million. The Term Loan bears interest at a floating rate ranging from 1.25% to 2.75% above the prime rate. The amendment further provides that the Term Loan has a maturity date of October 30, 2023. Arcturus Therapeutics, Inc. will make monthly payments of interest only until October 1, 2021.

Arcturus Therapeutics, Inc. paid a loan origination fee of $54,000 which was recorded as a debt discount along with the remaining loan origination fee from the Loan and is being accreted over the term of the Term Loan. In addition, Arcturus Therapeutics, Inc. is required to pay a fee of $525,000 upon certain change of control events.

The Term Loan may be prepaid in full at any time, subject to a prepayment fee ranging from 0.50% to 2.00% of the prepaid principal amount depending upon the date of the prepayment. In connection with the Third Amendment, the Company guaranteed the obligations under the Loan Agreement and pledged substantially all of its assets as security under the Loan Agreement.

Upon maturity or prepayment (as previously discussed), Arcturus Therapeutics, Inc. will be required to pay a 2% fee as a result of the FDA’s approval to proceed with the Company’s LUNAR-OTC (ARCT-810) program based on its IND submission. Such fee is accreted to the long-term debt balance using the effective interest method over the term of the Loan Agreement.

Should an event of default occur, including the occurrence of a material adverse effect, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. As of September 30, 2020, the Company was in compliance with all covenants under the Loan Agreement.

Principal payments, including the final payment due at repayment, on the long-term debt for fiscal years 2021, 2022 and 2023 are $1.3 million, $7.5 million and $6.5 million, respectively, with no principal payments due in 2020.

The Company recognized interest expense related to its long-term debt of $0.2 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.

Note 6. Stockholders’ Equity

Common Stock

The Company is currently authorized to issue 30,000,000 shares of common stock under its Certificate of Incorporation. As of September 30, 2020, the Company has issued 24,473,002 shares of common stock and has approximately 5,526,998 shares of common stock reserved for issuance, resulting in no authorized shares of common stock available for issuance. As a result, the Company will hold a special meeting of stockholders on November 10, 2020 to vote to increase the number of shares of common stock it is authorized to issue from 30,000,000 shares to 60,000,000 shares.

Restricted Common Shares

In March 2013, the founders of the Company purchased 2,783,686 shares of common stock for $0.0068 per share. Of the shares purchased, 1,538,353 were subject to a repurchase option whereby the Company has an option for two months after date of termination of service to repurchase any or all of the unvested shares at the original purchase price per share. The repurchase option will be deemed to be automatically exercised by the Company as of the end of the two-month period unless the Company notifies the purchaser that it does not intend to exercise its option. The shares will be vested (1) 25% after obtaining suitable siRNA license; (2) 25% after in vivo proof-of-concept is achieved; (3) 25% after a regulatory agency new drug application (such as an IND application) is filed and accepted by the applicable regulatory agency; and (4) 25% after human biological proof-of-concept is achieved. The Company met the first two milestones during 2013 and 2014 leaving an unvested balance of 769,176 shares. In 2017, the stock purchase agreements were amended to clarify vesting conditions and also to accelerate the vesting of 146,510 shares resulting in a modification expense of $1,495,000. The third and fourth milestones were achieved during the second and third quarters of 2020, respectively, and therefore, as of September 30, 2020, all shares of common stock were fully vested.

Net Loss per Share

Dilutive securities that were not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2020 as they were anti-dilutive totaled 1,405,378 and 1,129,949, respectively, and 166,921 and 96,615 for the three and nine months ended September 30, 2019, respectively.

Note 7. Share-Based Compensation

In June 2019, the Company adopted the 2019 Omnibus Equity Incentive Plan (“2019 Plan”), which was ratified by stockholders at the Company’s 2019 annual meeting. Under the 2019 Plan, the Company is authorized to issue up to a maximum of 2,600,000 shares of common stock pursuant to the exercise of incentive stock options or other awards provided for therein. In June 2020, the stockholders of the Company approved an increase to the number of shares authorized for use in making awards under the 2019 Plan by 2,400,000 shares to 5,000,000. Accordingly, as of September 30, 2020, a total of 2,388,340 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In June 2020, the stockholders of the Company approved the 2020 Employee Stock Purchase Plan (“2020 Plan”) which provides for 600,000 shares of Company common stock reserved for future issuance. The first accumulation period under the 2020 Plan commenced on August 17, 2020.

Stock Options

Share-based compensation expenses included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Research and development	$798	$158	$1,460	$466
General and administrative	1,190	225	2,478	719
Total	$1,988	$383	$3,938	$1,185

Note 8. Income Taxes

The Company is subject to taxation in the United States and various states. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses. No tax benefit was provided for losses incurred in the United States because those losses are offset by a full valuation allowance.

For the three and nine months ended September 30, 2020, the Company did not record any income tax expense. No tax benefit was provided for losses incurred in United States because those losses are offset by a full valuation allowance.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removing of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. For the nine months ended September 30, 2020, the Company estimated that the impact of the CARES Act will be immaterial to its tax position. The Company will continue to analyze the impact that the CARES Act will have in subsequent quarters on its financial position, results of operations or cash flows.

Note 9. Commitments and Contingencies

COVID-19 Vaccine Development

On March 4, 2020, the Company was awarded a grant (the “Grant”) from the Singapore Economic Development Board to support the co-development of a potential COVID-19 vaccine with the Duke-NUS Medical School. The Grant provides for up to S$14.0 million (approximately US$10.1 million using the exchange rate at the time the grant contract was entered into) in grants to support the development of the vaccine. The Company entered into an amendment to the Grant on September 24, 2020 to update certain delivery and milestone timelines. The Grant has been paid in full by the Economic Development Board as a result of the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The funds received have been recognized as contra research and development expense in proportion to the percentage covered by the Economic Development Board of the overall budget. The Company is liable for certain expenses during the program. For the three and nine months ended September 30, 2020, the Company recognized $3.7 million and $7.9 million of contra expense, respectively, with $2.1 million remaining in accrued expenses.

On October 2, 2020, the Company was awarded another grant from the Singapore Economic Development Board to support the further development of a potential COVID-19 vaccine. The grant provides for up to S$9.3 million (approximately US$6.7 million) to support the development of the vaccine candidate. The grant will be paid in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate.

Cystic Fibrosis Foundation Agreement

On August 1, 2019, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $15.0 million from approximately $3.2 million, (ii) the Company will provide $5.0 million in matching funds for remaining budgeted costs and (iii) the related disbursement schedule from CFF to Arcturus was modified such that (a) $4.0 million was disbursed upon execution of the CFF Amendment, (b) $2.0 million was disbursed within 30 days of the first day of each of January, April, July and October 2020 upon Arcturus invoicing CFF to meet project goals, and (c) the last payment of $3.0 million less the prior award previously paid out, equaling approximately $2.3 million, will be disbursed upon Arcturus Therapeutics, Inc. (i) invoicing CFF in order to allow it to meet good manufacturing practices and (ii) opening an IND application. The funds received from CFF will be recognized as contra research and development expense in proportion to the percentage covered by CFF of the overall budget. For the three and nine months ended September 30, 2020, the Company recognized $0.7 million and $3.7 million of contra expense, respectively, with $4.2 million remaining in accrued expenses. For the three and nine months ended September 30, 2019, the Company recognized $0.7 million of contra expense.

Leases

In October 2017, the Company entered into a non-cancellable operating lease agreement for office space adjacent to its previous headquarters. The commencement of the lease began in March 2018 and the lease extends for approximately 84 months from the commencement date with a remaining lease term through March 2025. Monthly rental payments are due under the lease and there are escalating rent payments during the term of the lease. The Company is also responsible for its proportional share of operating expenses of the building and common areas. In conjunction with the new lease, the Company received free rent for four months and received a tenant improvement allowance of $74,000. The lease may be extended for one five-year period at the then current market rate with annual escalations; however, the Company deemed the extension option not reasonably certain to be exercised and therefore excluded the option from the lease terms. The Company entered into an irrevocable standby letter of credit with the landlord for a security deposit of $96,000 upon executing the lease which is included (along with additional funds required to secure the letter of credit) in the balance of non-current restricted cash.

In February 2020, the Company entered into a non-cancellable operating lease agreement for office space near its current headquarters. The lease extends for 13 months from the commencement date. In conjunction with the new lease, the Company received free rent for one month. The lease may be extended for one twelve-month period, and in November 2020 the Company deemed the extension option reasonably certain to be exercised and will include the option in the lease terms beginning in October 2020.

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

As of September 30, 2020, the payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2020 (remaining)	$496
2021	1,427
2022	1,349
2023	1,390
2024	1,432
Thereafter	314
Total remaining lease payments	6,408
Less: imputed interest	(1,055)
Total operating lease liabilities	$5,353
Weighted-average remaining lease term	4.3 years
Weighted-average discount rate	8.4%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease term. Operating lease costs were $0.5 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2019, respectively.

Note 10. Related Party Transactions

Ultragenyx

On June 17, 2019, Arcturus and Ultragenyx executed Amendment 3 to the Ultragenyx Agreement. Pursuant to the amended Ultragenyx Agreement, the Company also granted Ultragenyx a two-year option (the “Option”) to purchase up to 600,000 additional shares of common stock at a price of $16.00 per share (the “Additional Shares”). Ultragenyx exercised the Option in May 2020, and as a result, owns 12.3% of the outstanding common stock of the Company as of September 30, 2020. For the three and nine months ended September 30, 2020, the Company has recognized revenue of $0.9 million and $2.7 million, respectively, and for the three and nine months ended September 30, 2019, the Company recognized revenue of $0.9 million and $4.9 million, respectively. As of September 30, 2020 and 2019, the Company holds accounts receivable balances of negligible amounts related to the Ultragenyx Agreement.

Equity-Method Investment

In June 2018, the Company completed the sale of its intangible asset related to the ADAIR technology. Pursuant to the asset purchase agreement for ADAIR, the Company received a 30% ownership interest in the common stock of Vallon Pharmaceuticals, Inc. (“Vallon”) in consideration for the sale of the ADAIR technology. The Company has no requirement to invest further in Vallon. During the third quarter of 2019, Vallon issued shares of its common stock at a share price greater than the initial investment which resulted in the Company recording a gain in its equity-method investment. The gain has been offset by additional losses incurred by Vallon. On October 23, 2020, Vallon filed with the Securities and Exchange Commission a registration statement on Form S-1 for an initial public offering of shares of common stock. For the nine months ended September 30, 2020, the Company recorded losses of $0.3 million. Subsequent to Vallon issuing shares of its common stock, the Company’s ownership was reduced to 19%. As the Company continues to have the ability to exercise significant influence over the operating and financial policies of the investee, the Company will continue to account for the investment as an equity-method investment.

Note 11. Subsequent Events

On November 7, 2020, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc., entered into a Manufacturing Support Agreement (the “Support Agreement”) with the Economic Development Board of the Republic of Singapore (the “EDB”). Pursuant to the Support Agreement, the EDB has agreed to make a term loan of up to $45.0 million (the “Singapore Loan”) to the Company, subject to the entry into an agreed upon security agreement (described below) and satisfaction of other customary deliveries, to support the development of the LUNAR-COV19 vaccine candidate.  Outstanding balances on the Singapore Loan will earn interest, compounding annually, and the Company may prepay all or part of the Singapore Loan without penalty upon advance notice.

Subject to certain exceptions, the Singapore Loan is intended to be a limited recourse loan that is intended to be repaid solely through a royalty payment on sales of the LUNAR-COV19 vaccine candidate, with a portion of the proceeds on all such vaccine sales being applied on a quarterly basis to prepay outstanding principal and interest under the Singapore Loan.  However, all unpaid principal and interest under the Singapore Loan will be due and payable five years after draw date, if net sales of the LUNAR-COV19 vaccine exceed a certain minimum threshold during this five year period or the Company obtains clearance to sell the vaccine in specified jurisdictions. Unpaid principal and interest under the Singapore Loan will also become due and payable upon an event of default under the Support Agreement.

If, any portion of the Singapore Loan is required to be forgiven pursuant to the terms of the Support Agreement, the EDB has the right to take ownership of certain raw materials and equipment that were purchased by the Company with proceeds of the Singapore Loan (the “Specified Assets”) and the Company is required to enter into a security agreement (the “Security Agreement”) for the benefit of the EDB before the Singapore Loan is drawn to provide that repayment of the Singapore Loan and related obligations are secured by a lien on the Specified Assets.

In connection with the entry into the Support Agreement, the Company entered into a consent agreement with Western Alliance Bank which provides Western Alliance Bank’s consent to enter into the Singapore Loan and its commitment to amend the Loan and Security Agreement, dated as of October 12, 2018, between Western Alliance Bank and the Company, concurrently with the entry into the Security Agreement to exclude the Specified Assets from Western Alliance Bank’s lien on certain assets of the Company.

The foregoing description of the Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Support Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three and nine-month periods ended September 30, 2020. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries from and after the effective time of the Redomiciliation and, prior to that time, to our predecessor, Arcturus Therapeutics Ltd. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10‑K for the year ended December 31, 2019 (the “2019 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 16, 2020. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2019 Annual Report.

This Quarterly Report on Form 10-Q, and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1.A, “Risk Factors” in this quarterly report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results or performance to differ materially from those projected. These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. In addition, historic results of scientific research, preclinical and clinical trials do not guarantee that future research or trials will suggest the same conclusions, nor that historic results referred to herein will be interpreted the same in light of additional research, preclinical and clinical trial results. The forward-looking statements contained in this quarterly report are subject to risks and uncertainties, including those discussed in our other filings with the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

In August 2020, we announced the dosing of all subjects in the first cohort of the Phase 1/2 clinical study of our LUNAR-COV19 vaccine candidate. The study is being conducted with CTI Clinical Trial and Consulting Services, a global contract research organization, and in collaboration with Duke-NUS Medical School in Singapore. Additionally, in October 2020, we announced the completion of the first three dose escalation cohorts in our ongoing Phase 1 study of ARCT-810, our messenger RNA-based therapeutic candidate for Ornithine Transcarbamylase (“OTC”) deficiency.

Our activities since inception have consisted principally of research and development activities, general and administrative activities and raising capital to fund those efforts. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenues and profit from operations. As of September 30, 2020, we had an accumulated deficit of $112.7 million.

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

Collaboration Revenue

We enter into arrangements with pharmaceutical and biotechnology partners that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise fees and royalties on future sales. The following tables summarize our total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,		2019 to 2020
(Dollars in thousands)	2020	2019	$ change	% change
Collaboration revenue	$2,333	$3,318	$(985)	-29.7%

Collaboration revenue decreased by $1.0 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease in collaboration revenue primarily relates to $0.8 million of decreased revenue from reduced reimbursements associated with the CureVac AG (“CureVac”) co-development agreement that terminated in the second quarter of 2019.

	Nine Months Ended September 30,		2019 to 2020
(Dollars in thousands)	2020	2019	$ change	% change
Collaboration revenue	$7,301	$17,821	$(10,520)	-59.0%

Collaboration revenue decreased by $10.5 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease in collaboration revenue primarily relates to $5.6 million of decreased revenue from reduced reimbursements associated with the CureVac co-development agreement that terminated in the second quarter of 2019. The decrease further relates to a decrease in sublicense revenue from Synthetic Genomics as we recognized sublicense revenue of $3.3 million during the second quarter of 2019. The remaining decrease relates to a reduction of $2.1 million in revenue recognized related to the Ultragenyx Agreement, as we recorded a large amount of upfront payment amortization upon the execution of the Ultragenyx Third Amendment during the second quarter of 2019 and also recognized fewer research and development expense reimbursements related to the Ultragenyx Agreement during the first nine months of 2020. The decrease was slightly offset by higher research and development expense reimbursements recognized in 2020 related to other collaboration agreements including with Janssen and Takeda.

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended September 30,		2019 to 2020		Nine Months Ended September 30,		2019 to 2020
(Dollars in thousands)	2020	2019	$ change	% change	2020	2019	$ change	% change
Operating expenses:
Research and development, net	$17,699	$7,053	$10,646	*	$33,560	$21,646	$11,914	55.0%
General and administrative	5,572	3,881	1,691	43.6%	14,183	10,871	3,312	30.5%
Total	$23,271	$10,934	$12,337	*	$47,743	$32,517	$15,226	46.8%

*	Greater than 100%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended September 30,		2019 to 2020		Nine Months Ended September 30,		2019 to 2020
(Dollars in thousands)	2020	2019	$ change	% change	2020	2019	$ change	% change
External pipeline development expenses:
LUNAR-OTC (ARCT-810)	$5,444	$3,337	$2,107	63.1%	$10,318	$9,167	$1,151	12.6%
LUNAR-CF, net	837	147	690	*	2,141	598	1,543	*
LUNAR-COV19, net	6,247	—	6,247	*	8,806	—	8,806	*
Discovery technologies	816	787	29	3.7%	1,051	2,716	(1,665)	-61.3%
External platform development expenses:
Partnered discovery technologies	470	348	122	35.1%	1,250	1,039	211	20.3%
Total development expenses	13,814	4,619	9,195	*	23,566	13,520	10,046	74.3%
Personnel related expenses, net	3,025	1,884	1,141	60.6%	7,402	6,408	994	15.5%
Facilities and equipment expenses	860	550	310	56.4%	2,592	1,718	874	50.9%
Total research and development expenses, net	$17,699	$7,053	$10,646	*	$33,560	$21,646	$11,914	55.0%

*	Greater than 100%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies performed by contract research organizations, clinical and regulatory consultants, personnel related expenses and laboratory supplies related to conducting research and development activities. Costs to acquire and manufacture pre-launch inventory, mRNA supply for preclinical studies and clinical trials are recognized and included in external pipeline development expenses for the specific program.

The IND for our LUNAR-OTC (ARCT-810) program was accepted by the FDA in April 2020. As a result, the costs for this program increased by $2.1 million and $1.2 million for the three and nine months ended September 30, 2020, respectively, as compared to 2019.

LUNAR-CF expenses increased by $0.7 million and $1.5 million during the three and nine months ended September 30, 2020, respectively, as compared to 2019. The increase in LUNAR-CF expenses during 2020 was due primarily to increased research and development cost incurred in association with the amendment to the Cystic Fibrosis Foundation (“CFF”). Agreement executed in July 2019, and we expect that our development efforts and associated costs will increase in the near-term as the LUNAR-CF program moves toward expected IND submission expected in 2021. The current year amount was partially offset with funds awarded by the CFF.

In March 2020, we signed a contract for approximately $10.1 million (using the exchange rate at the time the grant contract was entered into) with the Singapore Economic Development Board that will fund a portion of the costs incurred in our LUNAR-COV19 program. In October 2020, we entered into an additional grant agreement for approximately $6.7 million (using the exchange rate at the time the grant contract was entered into). We expect that the program costs and pre-launch inventory costs will continue to increase as the clinical trial progresses and we advance program development. The research and development costs were $6.2 million and $8.8 million for the three and nine months ended September 30, 2020, respectively. There were no comparable costs in 2019.

Discovery technologies represents our efforts to expand our product pipeline and are expected to continually increase over the near future. However, during the three and nine months ended September 30, 2020 as compared to 2019, our discovery technologies costs remained flat and decreased by $1.7 million, respectively, as we focused our efforts on the advancement of our LUNAR-OTC (ARCT-810) and LUNAR-COV19 programs.

Within our platform development expenses, our partnered discovery expenses with our current partners are expected to fluctuate based on the needs of our collaboration partners. During the three and nine months ended September 30, 2020 as compared to the prior period in 2019, partnered discovery expenses were relatively flat as a result of the stage of each program in which our collaboration partners are currently working.

Personnel related expenses for the three and nine months ended September 30, 2020 increased by $1.1 million and $1.0 million, respectively, as compared to 2019. This increase was associated with increased headcount necessary to advance our clinical efforts and platform efforts. During the three and nine months ended September 30, 2020, personnel related expenses were offset by $0.3 million and $1.4 million of funds received from CFF, respectively, and $1.0 million and $1.7 million of funds received from the Singapore Economic Development Board, respectively. We expect to continue to expand our headcount as required to meet our future business plan and expect personnel related expenses to increase going forward. Additionally, the increase in personnel related expenses associated with an increase in share-based compensation as compared to 2019 as a result of an increase in stock price.

Facilities and equipment expenses increased by $0.3 million and $0.9 million during the three and nine months ended September 30, 2020, respectively, as compared to 2019. The increase resulted primarily from higher rent and related costs associated with our second facility lease that we entered into in February 2020.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 increased by $1.7 million and $3.3 million, respectively. This increase resulted primarily from personnel expense due to increased headcount and share-based compensation.

Finance expense, net

	Three Months Ended September 30,		2019 to 2020		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ change	% change	2020	2019	$ change	% change
Finance expense, net:
Interest income	$124	$85	$39	45.9%	$301	$293	$8	2.7%
Interest expense	(190)	(205)	15	-7.3%	(640)	(614)	(26)	4.2%
Total	$(66)	$(120)	$54	-45.0%	$(339)	$(321)	$(18)	5.6%

Interest income, which is generated on cash and cash equivalents, increased for the three and nine months ended September 30, 2020 as compared to 2019. The increase resulted from higher balances of cash and cash equivalents, as a result of our equity offerings in April and July 2020. The increase in interest income was offset by recent significant reductions in interest rates. Interest expense, which is related to our Loan and Security Agreement with Western Alliance Bank, remained relatively flat for the three and nine months ended September 30, 2020 as compared to 2019.

Off-balance sheet arrangements

Through September 30, 2020, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations

See “Note 5, Debt” in our Condensed Consolidated Financial Statements for a summary of changes in the long-term debt position of the Company as of September 30, 2020.

As of September 30, 2020, we have non-cancelable contractual obligations totaling approximately $6.4 million.

Liquidity and Capital Resources

We are a clinical stage bioscience company that is dependent on obtaining external equity and debt financings to fund our operations. We expect to continue to incur losses and utilize significant cash resources until we successfully develop a new successful drug. Our ability to transition to become profitable in the near future is dependent on the success of our COVID-19 vaccine, and in later years mRNA drug or vaccine candidates for OTC deficiency, cystic fibrosis and other possible mRNA drugs or vaccine candidates that are currently in the initial phases of development.

Historically, our major sources of cash have been comprised of proceeds from collaboration partners, various public and private offerings of our common stock, bank debt, option and warrant exercises, and interest income. From inception through September 30, 2020, we raised approximately $480.2 million in gross proceeds from various public and private offerings of our common stock, debt issuances, collaboration agreements, and the merger with Alcobra.

As of September 30, 2020, we had approximately $307.1 million in cash, cash equivalents, and restricted cash. During the third quarter of 2020, the Company raised additional capital of approximately $186.6 million through an underwritten public offering. In addition, the Company has borrowed $15.0 million through its facility with Western Alliance Bank.

Overview

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Cash provided by (used in):
Operating activities	$(36,229)	$1,093
Investing activities	(1,045)	(503)
Financing activities	272,944	36,873
Net increase in cash, cash equivalents and restricted cash	$235,670	$37,463

Operating Activities

Our primary use of cash is to fund operating expenses, which consist mainly of research and development expenditures and general and administrative expenditures. We have incurred significant losses which have been partially offset by cash received through our collaboration agreements, equity offerings, stock option exercises, debt financing and 2017 merger. Cash received under the collaboration agreements can vary from year to year depending on the terms of the agreements and work performed. These changes in cash flows primarily relate to the timing of cash receipts for upfront payments, reimbursable expenses and achievement of milestones under these collaborative agreements.

Net cash used in operating activities was $36.2 million on a net loss of $41.0 million for the nine months ended September 30, 2020, compared to net cash provided of $1.1 million on a net loss of $15.0 million for the nine months ended September 30, 2019. Adjustments for non-cash charges, including share-based compensation, depreciation and amortization, interest expense and loss from equity-method investment were $5.8 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Changes in working capital resulted in adjustments to operating net cash outflows of $1.0 million for the nine months ended September 30, 2020, and were driven by increases in accounts receivable and prepaid expenses as well as a decrease in deferred revenue offset by increases in accounts payable and accrued expenses. Changes in working capital resulted in adjustments to operating net cash inflows of $13.7 million for the nine months ended September 30, 2019, and were driven by decreases in accounts receivable as well as decreases in deferred revenue, accrued expenses and accounts payable offset by an increase in prepaid expenses.

Investing Activities

Net cash used in investing activities of $1.0 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively, reflected cash used to purchase property and equipment

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 reflected proceeds of $9.6 million from the issuance of common stock to Ultragenyx upon exercise of its option, proceeds from the issuance of common stock of $261.9 million, and proceeds from the exercise of stock options of $1.5 million. Net cash provided by financing activities for the nine months ended September 30, 2019 reflected proceeds of (i) $15.5 million from the issuance of restricted common stock, (ii) $21.3 million from the issuance of common stock, and (iii) $0.1 million from the exercise of stock options.

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

We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, dispose or out-license programs or technology, or engage in an alternative strategic transaction.

Our future funding requirements are difficult to forecast and will depend on many factors, including the following:

•	the achievement of positive clinical results;
•	the achievement of milestones under our collaboration agreements;
•	the terms and timing of any other collaboration, licensing and other arrangements that we may establish;
•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	the cost and timing of hiring new employees to support our continued growth;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the costs and timing of procuring clinical and commercial supplies of our product candidates;
•	the costs and timing of establishing sales, marketing and distribution capabilities;
•	the costs associated with legal proceedings; and
•	the extent to which we acquire or invest in businesses, products or technologies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest income and expense sensitivity and foreign currency exchange rates. Interest income and expense sensitivity is affected by changes in the general level of interest rates in the United States, and foreign currency exchange rate risk relates to grants from the Singapore Economic Development Board. When deemed appropriate, we may manage our exposure to foreign exchange market risks through the use of derivative financial instruments. We may utilize such derivative financial instruments for hedging or risk management purposes. Due to the nature of our cash and cash equivalents and our evaluation of the potential impact of foreign currency exchange rates, we believe that we are not currently subject to any material market risk exposure.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer, our principal financial officer and our principal accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level, and that the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended September 30, 2020 fairly present, in all material respects, our financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we strongly encourage you to review. Other than as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2020, and in the Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 10, 2020.

Our pursuit of a COVID-19 vaccine candidate is at an early stage. We may be unable to produce a vaccine that successfully prevents infection from the virus in a timely manner, if at all, and preliminary data may not be indicative of future success.

In response to the global outbreak of coronavirus, in March 2020, we entered into a partnership with Duke-NUS Medical School in Singapore to develop a COVID-19 vaccine for Singapore. Our development of the vaccine is in early stages, and we may be unable to produce a vaccine that successfully prevents infection from the virus in a timely manner, if at all. We commenced a Phase 1/2 clinical trial in Singapore in August 2020, and in connection therewith, we have injected our LUNAR-COV19 vaccine candidate into human subjects for the first time, If any adverse events occur in the trial subjects, or if preliminary data proves not to yield promising results, our development program could be delayed or halted altogether. We are also committing financial resources and personnel to the development of a COVID-19 vaccine which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective. In addition, a substantial number of companies, individuals and institutions are working to develop a vaccine, many of which have substantially greater financial, scientific and other resources than us, and another party may be successful in producing a more efficacious vaccine or other treatment for COVID-19 which may also lead to the diversion of governmental and quasi-governmental funding away from us and toward other companies, and lead to demand being driven away from our product, even if developed. Finally, even though we may report preliminary pre-clinical or other data that could appear to be positive, no assurance can be given that any product candidate will be safe in humans or prove to be effective. We will not be able to commercialize or market the product candidate unless and until we are able to demonstrate that our vaccine candidate is safe and effective in humans.

The positive data from the preclinical trials of LUNAR-COV19 vaccine candidate, may not be predictive of the results of our planned clinical trials, which is one of a number of factors that may delay or prevent us from receiving regulatory approval of our COVID-19 vaccine candidate.

Results from the Phase 1/2 study or any interim results of any further Phase 2 or Phase 3 studies for LUNAR-COV19, if approved, could show diminished efficacy as compared to our preclinical study results. We also may observe adverse events in subjects participating in these clinical studies. In addition, the interpretation of the data from our clinical trials of LUNAR-COV19 by regulatory agencies may differ from our interpretation of such data and such regulatory agencies may require that we conduct additional studies or analyses. Further, the assays being used to measure and analyze the effectiveness of vaccines being developed to treat COVID-19 have only recently been developed and are continuing to evolve. The validity and standardization of these assays has not yet been established, and the results obtained in clinical studies of LUNAR-COV19 with subsequent versions of these assays may be less positive than the pre-clinical results we have obtained to date. Any of these factors and others that we may not be able to identify at this time, could delay or prevent us from receiving regulatory approval of LUNAR-COV19 and there can be no assurance that LUNAR-COV19 will be approved in a timely manner, if at all.

Positive interim data from the ongoing Phase 1 study of our LUNAR-COV19 vaccine candidate may not be predictive of the results of later-stage clinical trials.

The interim data we have announced from the ongoing Phase 1/2 study of LUNAR-COV19 being developed in collaboration with Duke-NUS Medical School, are based on only interim analyses of the limited number of subjects. Further results from the ongoing Phase 1/2 study or any interim results of our future studies could show diminished efficacy as compared to the interim Phase 1/2 study results and could impact the number of required doses for future studies and any approved product.  We also may observe more frequent or new adverse events in subjects participating in these ongoing clinical studies.

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

We will need to seek and secure significant funding through financings or from other sources to complete future Phase 2 and Phase 3 studies of our LUNAR-COV19 vaccine candidate.

As of September 30, 2020, we had approximately $307 million in cash, cash equivalents, and investments. We expect that our existing cash, cash equivalents, and investments will be sufficient to fund our current operations through at least the next twelve months. However, our operating plan may change as a result of many factors currently unknown to us, including with respect to the development, manufacturing and commercialization of our LUNAR-COV19 vaccine candidate, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, structured financings, government or other third-party funding, sales of assets, marketing and distribution arrangements, other collaborations and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our LUNAR-COV19 vaccine candidate.

We may find it difficult to identify and enroll patients in our clinical studies given the limited number of patients who have the diseases for which certain of our product candidates are being studied. Difficulty in enrolling patients could delay or prevent clinical studies of certain of our product candidates.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical studies if we encounter difficulties in enrollment.

Certain conditions for which we plan to evaluate our current product candidates are rare genetic diseases. Accordingly, there are limited patient pools from which to draw for clinical studies. For example, we estimate that approximately 8,000 patients in the developed world suffer from late-onset OTC deficiency, for which LUNAR-OTC is being studied.

In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require patients to have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. The process of finding and diagnosing patients may prove costly, especially since the rare diseases we are studying are commonly underdiagnosed. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical studies because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical studies can also adversely impact enrollment. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates. Delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.

We are currently authorized to issue 30,000,000 shares of common stock under our Certificate of Incorporation. As of September 29, 2020, we have issued 24,473,002 shares of common stock and have approximately 5,526,998 shares of common stock reserved for issuance, resulting in no authorized shares of common stock available for issuance.

Due to the limited number of authorized shares of common stock available for issuance, we may not be able to raise additional equity capital or complete a merger, other business combination or partnership unless we increase the number of shares we are authorized to issue. We intend to seek stockholder approval to increase the number of our authorized shares of common stock at a special meeting to be held on November 10, 2020, but we can provide no assurance that we will succeed in amending our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 7, 2020, we entered into a Manufacturing Support Agreement (the “Support Agreement”) with the Economic Development Board of the Republic of Singapore (the “EDB”). Pursuant to the Support Agreement, the EDB has agreed to make a term loan of up to $45.0 million (the “Singapore Loan”) to us, subject to the entry into an agreed upon security agreement (described below) and satisfaction of other customary deliveries, to support the development of the LUNAR-COV19 vaccine candidate.  Outstanding balances on the Singapore Loan will earn interest, compounding annually, and we may prepay all or part of the Singapore Loan without penalty upon advance notice.

Subject to certain exceptions, the Singapore Loan is intended to be a limited recourse loan that is intended to be repaid solely through a royalty payment on sales of the LUNAR-COV19 vaccine candidate, with a portion of the proceeds on all such vaccine sales being applied on a quarterly basis to prepay outstanding principal and interest under the Singapore Loan.  However, all unpaid principal and interest under the Singapore Loan will be due and payable five years after draw date, if net sales of the LUNAR-COV19 vaccine exceed a certain minimum threshold during this five year period or we obtain clearance to sell the vaccine in specified jurisdictions. Unpaid principal and interest under the Singapore Loan will also become due and payable upon an event of default under the Support Agreement.

If, any portion of the Singapore Loan is required to be forgiven pursuant to the terms of the Support Agreement, the EDB has the right to take ownership of certain raw materials and equipment that were purchased by us with proceeds of the Singapore Loan (the “Specified Assets”) and we are required to enter into a security agreement (the “Security Agreement”) for the benefit of the EDB before the Singapore Loan is drawn to provide that repayment of the Singapore Loan and related obligations are secured by a lien on the Specified Assets.

In connection with the entry into the Support Agreement, we entered into a consent agreement with Western Alliance Bank which provides Western Alliance Bank’s consent to enter into the Singapore Loan and its commitment to amend the Loan and Security Agreement, dated as of October 12, 2018, between Western Alliance Bank and us, concurrently with the entry into the Security Agreement to exclude the Specified Assets from Western Alliance Bank’s lien on certain assets of ours.

The foregoing description of the Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Support Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

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

10.24^

Acceptance Letter, dated March 4, 2020, between Arcturus Therapeutics Holdings, Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

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

10.32*^	Supply Agreement, dated August 17, 2020, between Arcturus Therapeutics, Inc. and the Israeli Ministry of Health.

10.33*^	Manufacturing Support Agreement, dated November 7, 2020, between Arcturus Therapeutics Holdings, Inc. and the Economic Development Board of Singapore.

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Labels Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
^

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: November 9, 2020	By:	/s/ Andrew Sassine
Andrew Sassine
Chief Financial Officer