Form 10-K
period 2020-12-31
Arcturus Therapeutics Holdings Inc.
filed 2021-03-01
CIK 1768224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on The Nasdaq Stock Market on June 30, 2020 was $701.4 million.

As of February 24, 2021, the registrant had 26,280,275 shares of voting common stock outstanding.

Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

•	our ability to attract collaborators with relevant development, regulatory and commercialization expertise;
•	future activities to be undertaken by our strategic alliance partners, collaborators and other third parties;
•	our ability to avoid, settle or be victorious at costly litigation with shareholders, former executives or others, should these situations arise;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•	regulatory developments in the United States and foreign countries;
•	our ability to attract and retain experienced and seasoned scientific and management professionals to lead the Company;
•	the performance of our third-party suppliers and manufacturers;
•	the success of competing therapies that are or may become available; and
•	the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing.

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

Trademarks and Tradenames

The Arcturus logo and other trademarks of Arcturus appearing in this Annual Report on Form 10-K are the property of Arcturus. All other trademarks, service marks and trade names in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols.

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

PART I

Item 1. Business

Overview

We are a global clinical-stage messenger RNA medicines company focused on the development of infectious disease vaccines and significant opportunities within liver and respiratory rare diseases. In addition to our messenger RNA (“mRNA”) platform, our proprietary lipid nanoparticle (“LNP”) delivery system, LUNAR, has the potential to enable multiple nucleic acid medicines, and our proprietary Self-Transcribing and Replicating RNA (“STARR”) technology has the potential to provide longer-lasting RNA and sustained protein expression.

We are leveraging our proprietary platform relating to LUNAR and our nucleic acid technologies to develop and advance a pipeline of mRNA-based vaccines and therapeutics for infectious diseases and rare genetic disorders with significant unmet medical needs. Our key proprietary technology has the potential to address the major hurdles in RNA development, namely the effective and safe delivery of RNA therapeutics to disease-relevant target tissues.  We believe the versatility of our platform to target multiple tissues, its compatibility with various nucleic acid therapeutics, and our expertise in developing scalable manufacturing processes puts us in a leading position to deliver on the next generation of nucleic acid medicines.

We are a clinical stage company with the commencement of clinical trials in two of our programs and further expanded our pipeline with the initiation of our COVID-19 and flu vaccine programs. We continued to progress our existing pipeline and collaborations, and have, with our manufacturing partners, manufactured current good manufacturing practice (“cGMP”) batches yielding significant quantities of clinical trial materials for ARCT-810 (LUNAR-OTC) and ARCT-021 (LUNAR-COV19 Vaccine), which includes lyophilized vaccine.

We intend to advance ARCT-021(LUNAR-COV19 Vaccine) into Phase 3 and to request Emergency Use Authorization (“EUA”), commence a Phase 2 multiple-dose study of ARCT-810 in OTC-deficient patients in mid-2021, file an Investigational New Drug (“IND”) or Clinical Trial Application (“CTA”) for a first in human study in Q4 2021 for ARCT-032 (LUNAR-CF), and evaluate in preclinical studies the efficacy and safety of a seasonal influenza vaccine. We are focused on expanding our portfolio of internally-owned and partnered programs to advance our clinical and preclinical candidates in a timely and cost-effective manner.

The Company was founded in 2013 as Arcturus Therapeutics, Inc., and we have maintained our principal executive offices in San Diego, California since that time. In November 2017, Alcobra Ltd., an Israeli limited company, merged with our company, changed its name to Arcturus Therapeutics Ltd. (“Arcturus Israel”), and commenced trading on Nasdaq under the symbol “ARCT.” On June 17, 2019, we redomiciled to the United States (the “Redomiciliation”) and changed our name to Arcturus Therapeutics Holdings Inc.

Recent Business Development Activities

In March 2020, we partnered with Duke-NUS Medical School to develop a COVID-19 vaccine for the Singapore Economic Development Board (“EDB”) based on the Company’s STARR Technology and designated the vaccine candidate LUNAR-COV19 (ARCT-021). Duke-NUS Medical School is a graduate entry medical school in Singapore, established in 2005 through a partnership between Duke University School of Medicine and the National University of Singapore (“NUS”).

On March 4, 2020, we were awarded a grant of S$14.0 million (approximately US$10.0 million using the exchange rate at the time the grant contract was entered into) from the EDB to support the co-development of ARCT-021 with Duke-NUS Medical School. In exchange for the grant, we agreed to supply ARCT-021 to the EDB for use within Singapore and we retained the right to sell and market ARCT-021 outside of Singapore. We have agreed to pay Duke-NUS Medical School a low single digit royalty based on annual net sales of the vaccine in markets or jurisdictions outside of Singapore.

On August 17, 2020, we entered into a definitive Supply Agreement (the “Supply Agreement”) with the Israeli Ministry of Health (“MOH”) which provides for the supply of ARCT-021 to the MOH. The MOH has elected to reserve delivery by us of doses of ARCT-021 for an initial 500,000 vaccinations (the “Initial Reserve Doses”). The Supply Agreement also provides the MOH with the right to elect, in its discretion, to purchase additional doses of ARCT-021 upon notice to us prior to specified dates at specified purchase prices. On October 14, 2020, we received a non-refundable first reserve payment of $12.5 million from the MOH. This payment serves as partial payment for the Initial Reserve Doses. The Supply Agreement is described more fully below in the section titled “Other Material Agreements.”

On October 2, 2020, we were awarded a grant from the EDB to support the further development of our LUNAR-COV19 vaccine candidate. The grant provides for up to S$9.3 million (approximately US$6.7 million) to support the development of the vaccine candidate. The grant is payable in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate. The Company received the first installment of approximately $3.6 million in the fourth quarter of 2020.

In November 2020, we announced a manufacturing support agreement with the EDB that includes a limited recourse loan of up to S$62.1 million, which was subsequently borrowed in full during January 2021 in an amount equivalent to $46.6 million. The manufacturing support agreement is described more fully below in the section titled “Other Material Agreements.”

In February 2021, we entered into an exclusive license agreement with Alexion Pharmaceuticals, Inc. (“Alexion”) pursuant to which Alexion granted to us an exclusive, worldwide license to exploit certain specified Alexion patents. The exclusive license agreement is described more fully below in the section titled “Other Material Agreements.”

Nucleic Acid Medicines and an Introduction to Arcturus’ Platform Technologies

Nucleic Acid Medicines

Nucleic acid medicines have the potential to treat diseases caused by genetic mutations, including diseases that cannot be treated by conventional drugs, such as small molecules and biologics. Some of these medicines function by providing the means for producing a deficient yet vital protein in vivo. Within a cell, DNA carries the blueprint, in the form of genes, from which all proteins necessary for life are encoded. Each gene’s code is transcribed into a nucleic acid molecule called mRNA, which informs the cell’s own machinery how to organize amino acid building blocks to make one or more proteins needed for normal biological function.

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

Brief Introduction to our LUNAR® and STARR™ Technology Platforms

LUNAR®

A key challenge for nucleic acid medicines is the safe and effective delivery of the nucleic acid molecule. We have developed a novel lipid-mediated delivery system called LUNAR. LUNAR is a multi-component drug delivery system that incorporates a mixture of novel biodegradable lipids. Lipids are molecules that contain hydrocarbons and make up the building blocks of the structure and function of living cells. Examples of lipids include fats, oils, waxes, certain vitamins (such as A, D, E and K), hormones and most of the cell membrane that is not made up of protein. LUNAR is designed to address technical challenges facing the delivery of nucleic acid medicines into cells. We continue to expand our library of proprietary lipids, with over 200 to date. Our preclinical studies have shown that formulations can be customized for the indication and target cell type of interest, and we have also demonstrated that our formulation process is scalable and reproducible. Our LUNAR platform is described in more detail below.

STARR™

Our STARR technology platform combines self-replicating RNA with our lipid-mediated delivery system, LUNAR, into a single solution to produce proteins inside the human body. The STARR technology has the potential to generate a protective immune response or drive therapeutic protein expression to potentially prevent against or treat a variety of diseases. Self-replicating RNA-based prophylactic vaccines developed with STARR have the potential to trigger rapid and prolonged antigen expression within host cells resulting in protective immunity against infectious pathogens. We believe this combination of LUNAR and STARR technology may provide lower dose requirements due to superior immune response, sustained protein expression compared to non-self-replicating RNA-based vaccines and potentially enable us to produce vaccines more quickly and simply. Our STARR platform is described in more detail below.

Our Development Programs

Arcturus’ Internal Programs Pipeline

Vaccines to Prevent Infectious Disease

According to the National Foundation for Infectious Diseases in a typical year, over 50,000 people die each year due to vaccine-preventable diseases in the United States alone. According to the Centers for Disease Control and Prevention, influenza and pneumonia cases alone approach this number of deaths each year. With the SARS-CoV-2 pandemic, more than 500,000 US citizens have died of COVID alone. Outbreaks of new infectious diseases, and the rise of variants to existing viruses, create demand for new and novel approaches to producing vaccines in a more cost effective and quicker manner.

The current pandemic has highlighted the efficacy, safety, and rapidity in which nucleic acid medicines can be used to vaccinate vulnerable populations. We are a leader in self-amplifying mRNA vaccine development. In 2020, we progressed the rapid development of a self-amplifying mRNA vaccine to the Coronavirus that showed favorable safety and immunogenicity in Phase 1/2 trials after a single dose and have begun dosing in a Phase 2 trial. Other pharmaceutical companies are clinically investigating self-amplifying mRNA SARS-CoV-2 vaccines as well, including GSK (Phase 1), and Pfizer (Phase 1). We have also expanded our vaccine program to include seasonal influenza with a goal of beginning safety and immunogenicity trials in humans during the 2021/2022 influenza season.

Out internal programs include our LUNAR-COV19 and LUNAR-FLU vaccine programs as further described below. The recent coronavirus pandemic has proven that mRNA vaccines can be highly efficacious and nimble, allowing for adjustments in antigenic sequences in record time.

ARCT-021 (LUNAR-COV19 Vaccine)

Coronaviruses are a family of viruses that can lead to respiratory illness, including Middle East Respiratory Syndrome (MERS-CoV) and Severe Acute Respiratory Syndrome (SARS-CoV). Coronaviruses are transmitted between animals and people and can evolve into strains not previously identified in humans. On January 7, 2020, a novel coronavirus was identified as the cause of pneumonia cases in Wuhan City, Hubei Province of China. On February 11, 2020, the World Health Organization announced the official name for the disease caused by SARS-CoV-2 virus (2019 novel coronavirus outbreak) as coronavirus disease 2019, commonly abbreviated as COVID-19. The spread of COVID-19 has resulted in more than two million disease-related deaths across the globe.

Swift alert by health authorities and broad measures to contain the virus have not been entirely successful. The development of effective vaccines and swift implementation of vaccinations will be key in stopping the spread of the COVID-19 pandemic. Recent EUAs for COVID-19 vaccines from other companies have been backed by data from clinical trials supporting vaccine efficacy. Durability of COVID-19 vaccines, including capability to prevent disease covered by SARS-CoV-2 variants, is an important consideration. We expect both humoral and cellular immunogenicity to play a key role in providing durable and broad protection against COVID-19 and its variants.

Our COVID-19 vaccine candidate, ARCT-021, developed in conjunction with Duke-NUS Medical School, is based on our STARR technology platform. The vaccine is designed to promote immune responses to the spike protein of the SARS-CoV-2 virus, which is the critical part of the virus that allows infection to occur.

We have commenced dosing with the ARCT-021 candidate in three clinical trials:  one first-in-human Phase 1/2 study (ARCT-021-01), one open label extension study to the same study (ARCT-021-02), and a Phase 2 study (ARCT-021-04).

The first of these studies (ARCT-021-01) was a randomized, blinded, placebo-controlled study exploring single and two-dose regimens of ARCT-021 (dose range: 1 to 10 µg ARCT-021 single dose, 3 to 5 µg ARCT-021 two dose) in younger and older healthy adults. This study enrolled participants in a series of cohorts based on participant age, intended ARCT-021 dose for study, and based on one or two-dose administrations. The study has completed enrollment of 106 participants, and some of these participants have transitioned to the ARCT-021-02 study, which is actively enrolling and is expected to complete in 2022. An interim analysis was perfomed based on unaudited data from the single dose cohorts and the 5µg two-dose older and younger adult cohorts. At the time of the analysis all included participants had completed at least 28 days after their last dose of study vaccine.

The interim analysis data from the ARCT-021-01 study were submitted to the Singaporean Health Science Authority (“HSA”) and the US FDA prior to approval to initiate enrollment in the Phase 2 study (ARCT-021-04).

Key findings from the ARCT-021-01 interim analysis include: primarily mild-to-moderate adverse events following vaccination in younger and older adults, no vaccine-related serious adverse events, dose-related increases in binding antibody responses after single dose administration in younger and older adults at all doses evaluated, demonstration of neutralizing antibody responses after single dose administration in younger and older adults that fell within the range of titers from COVID-19 convalescent antibody responses measured on the same assay (PRNT50), and Th1- biased T cell activation following single dose administration in younger and older adults.

The Phase 2 study (ARCT-021-04) is a randomized, placebo-controlled study designed to evaluate the safety and immunogenicity of three different dosing schedules in a broader population of healthy younger and older adults. The doses and schedules for additional exploration include: 5 µg ARCT-021, two dose regimen and 7.5 µg ARCT-021, as one- and two-dose regimens. We have dosed over 500 participants across the United States and Singapore.

The next planned clinical study is the Phase 3, placebo-controlled efficacy study of ARCT-021 (ARCT-021-05). We are presently preparing to advance with a 5 µg single dose regimen, to be confirmed based on pending Phase 2 data. We expect that this study will initiate enrollment in Q2 2021 and will be executed in several countries with significant SARS-CoV-2 outbreaks. Based on study recruitment and occurrence of COVID-19 cases in enrolled participants, we expect data establishing vaccine efficacy to prevent COVID-19 to be available in the latter part of 2021 and expect to analyze and submit an application seeking an EUA in one or more jurisdictions based on this data. We plan for the study to continue execution into 2022, at which point we expect to use the data to seek full licensure of the ARCT-021 study.

Preclinical Challenge Studies

ARCT-021 Significantly Effective in Challenge Models

ARCT-021 was shown to be significantly effective in a virus challenge study in the human ACE2 transgenic mouse model. The single dose provided complete protection from SARS-CoV-2 infection and death, compared to control mice which experienced 100% mortality.

Transgenic mice expressing a human ACE2 receptor received a single vaccination of either 2 µg or 10 µg of ARCT-021 RNA. Mice were challenged with a lethal dose of SARS-CoV-2 clinical isolate 28 days after vaccination. 100% of vaccinated by at both doses survived for at least 14 days after challenge whereas unvaccinated mice died by day 7. The vaccinated mice showed absolutely no clinical signs up to day 14 post challenge which was the study termination date.

In September 2020, a rhesus macaque immunogenicity and a SARS-CoV-2 virus challenge study sponsored by the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases was initiated. Non-human primates were immunized with either a single injection of 20 µg or 40 µg RNA dose, or  two injections of a 5 µg or 20 µg RNA dose administered 28 days apart, and challenged with SARS-CoV-2 virus 42 days post single vaccination and 14 days post boost vaccination. A single vaccination of 20 µg RNA dose yielded a >1,000 fold reduction in virus in the lungs. Two injections of 5 µg reduced virus infection by >5,000 fold and virus was undetectable in non-human primates after two injections of 20 µg RNA. The amount of virus in the lungs from bronchioalveolar lavage vs. RNA dose is shown in the figure below.

The results showed that a single administration of ARCT-021 was significantly effective in the primate model (macaque); vaccinated macaques show substantial (3.30 log lower) reduction in median lung viral titers.

T Lymphocyte Mediated Immunity Is the Major Contributor to Protective Immunity Against Virus Challenge in Transgenic Mouse Model

Human ACE2 receptor transgenic mice were vaccinated with a single 1 µg dose and challenged with sublethal virus load 21 days post vaccination. In one treatment group, B lymphocytes, responsible for producing virus neutralizing antibodies, were depleted three days prior to vaccination. In a second group, T lymphocytes, responsible for killing cells infected with virus, were depleted three days prior to virus challenge. In a third group, B cells were depleted 3 days prior to vaccination and T cells were depleted three days prior to virus challenge. The above figure shows that no virus was detected in the lungs of mice depeted of B cells, marked as 100%, whereas mice depleted of T cells had an equivalent amount of virus as mice with depleted B cells and T cells, demonstrating that ARCT-021 induced cell mediated immunity plays a major role in conveying protective immunity against SARS-CoV-2 infection.

Studies have shown T cells to be more durable (approximately six times longer-lasting) than antibodies (Bert, et al. Nature, 2020). In another study performed by Public Health England, T cell counts of thousands of frontline workers were monitored for four months. High T cell activities significantly correlated (p =0.0006) with protection from COVID-19 infection even when no antibodies against SARS-CoV-2 could be detected.

mRNA platforms have the advantage of being able to more nimbly adapt to new viral strains. We are closely evaluating COVID-19 variants, especially those strains that appear to evade the neutralizing antibodies to the original Wuhan strain such as the South African variant (B.1.351). A study in non-human primates conducted by Dan Barouch (et al) of Harvard Medical School found that T-cell responses are important for COVID-19 vaccines, and in particular for strains that evade the neutralizing antibodies to the original Wuhan strain. As shown above, ARCT-021 has shown robust cellular immunity, and we will gain a better understanding of ARCT-021’s coverage of COVID-19 variants as we continue to collect clinical data.

LUNAR-FLU

Influenza is estimated to cause one billion infections globally every year and hundreds of thousands of deaths, especially in the elderly and individuals with underlying medical conditions. In many regions, influenza is seasonal, with infections peaking during November through April in the Northern Hemisphere and May through September in the Southern Hemisphere. Year-round surveillance by the World Health Organization in collaboration with various national health agencies informs WHO recommendations on the strains of influenza most likely to spread during the upcoming influenza season. National health agencies (such as the U.S. Food and Drug Administration (“FDA”)) then make the final decision of which strains should be covered by vaccines licensed in their country.

Our LUNAR-FLU program has the objective of producing a safe and effective seasonal vaccine candidate with significant advantages over the traditional egg-based inactivated quadrivalent vaccine. Inaccurate predictions of circulating influenza strains as well as mutations due to adaptation in egg-grown vaccines can substantially reduce efficacy on a year-to-year basis.

We believe the ability of mRNA platforms to nimbly adapt to new viral strains should help improve efficacy. Also, mRNA vaccines do not face the challenge from mutations common to egg-grown vaccines.

LUNAR-FLU candidates will be evaluated preclinically in 2021 to support the goal of IND/CTA submission in the first half of 2022.

Rare Disease Medicines in Development

The Orphan Drug Act defines a rare disease as a disease or condition affecting fewer than 200,000 individuals in the United States. According to the NIH, there are approximately 7,000 such diseases, that together affect nearly 30 million people in the United States. The European Union defines a rare disease as having a prevalence of fewer than 5 in 10,000 people. Collectively, these disorders affect between six and seven percent of the population in the developed world.

There is a pressing need for new medicines for rare diseases as few of the 7,000 rare diseases have approved treatments. Biopharmaceutical industry researchers are making great progress in the fight against rare diseases as innovative science has opened new opportunities. There have been incredible advances in the development of medicines to treat patients with rare diseases as researchers uncover the molecular and genomic drivers of many conditions. More than 770 medicines have been approved by the FDA since the enactment of the Orphan Drug Act in 1983 and more than 800 medicines are currently in clinical development. Despite recent progress, there is still much more work to be done.

Developing medicines to treat rare diseases presents scientific and operational challenges. We believe our technology provides an excellent platform to address genetically inherited rare diseases, and we are focusing on development of medicines to treat people with rare respiratory and liver diseases who currently have limited or no treatment options.

ARCT-810 (LUNAR-OTC)

The LUNAR-OTC development program addresses ornithine transcarbamylase (“OTC”) deficiency, a rare, genetic disease caused by mutations in the OTC gene that lead to dysfunctional or deficient OTC levels.

OTC deficiency causes the body to accumulate ammonia, which is neurotoxic and harmful to the liver. OTC deficiency is the most common of the urea cycle disorders, a group of inherited metabolic disorders that make it difficult for affected patients to remove toxic waste products as proteins are broken down. OTC deficiency is a life-threatening genetic disease. OTC is a critical enzyme in the urea cycle, which takes place in liver cells, and converts ammonia to urea. This conversion does not occur properly in patients with OTC deficiency and ammonia accumulates in their blood, acting as a neurotoxin and liver toxin. High ammonia levels in the blood can cause severe symptoms including vomiting, headaches, coma and death. OTC deficiency is an inherited disease that can cause developmental problems, seizures and death in newborn babies. It is an X-linked disorder, and consequently more common in males. Patients with less severe symptoms may present later in life, as adults. Currently no cure exists for OTC deficiency, apart from liver transplant; however, this treatment comes with significant risk of complications such as organ rejection, and transplant recipients must take immunosuppressant drugs for the rest of their lives. Current standard of care for OTC patients is a low-protein diet, dietary supplements and ammonia scavengers to try and prevent accumulation of ammonia. Life-threatening episodes of high ammonia levels can occur, requiring treatment with dialysis or hemofiltration. These treatments do not address the underlying cause of disease and there remains a high unmet need for an effective treatment.

Our LUNAR-OTC development candidate, ARCT-810, uses our LUNAR platform to deliver normal OTC mRNA into liver cells, where OTC is produced and functions, to produce normal functioning OTC with possible disease-modifying effects. Our LUNAR-OTC approach has the potential to treat the underlying defect that causes the debilitating symptoms of OTC deficiency, rather than mitigating symptoms by sequestering ammonia. LUNAR-OTC has received orphan drug designation from the FDA for treatment of OTC deficiency. Worldwide development and commercialization rights to ARCT-810 are entirely held by Arcturus.

Preclinical data in OTC deficiency murine models has demonstrated that dosing of LUNAR-OTC results in robust OTC protein expression and activity, thereby improving ureagenesis, reducing plasma ammonia and increasing survival. We submitted an IND application to the FDA for a Phase 1b study in patients with OTC deficiency, and an additional CTA for a Phase 1 study in healthy volunteers was approved by the New Zealand Medicines and Medical Devices Safety Authority. In April 2020, we announced that we were deemed allowed to proceed with the studies.

In November 2020, the last dose cohort completed the Phase 1, double-blind, placebo-controlled, single-dose, dose-escalation study of ARCT-810 in healthy volunteers. In this study, ARCT-810 demonstrated favorable safety, tolerability and PK profiles.

A Phase 1b study in OTC-deficient patients in the United States opened for enrollment, with dosing initiated in the first subject in December 2020. The trial will enroll approximately 12 patients and is designed to assess safety, tolerability and pharmacokinetics, as well as various exploratory biomarkers of drug activity. The trial currently consists of nine sites in the United States. We have received approval from Health Canada to conduct the trial in Canada and are working with sites in Canada in preparation for enrollment. We intend to commence a Phase 2 multiple-dose study of ARCT-810 in OTC-deficient patients in mid-2021.

ARCT-032 (LUNAR-CF)

The LUNAR-CF program addresses cystic fibrosis lung disease, a progressive lung disease caused by mutations in the cystic fibrosis transmembrane conductance regulator (“CFTR”) gene. In December 2020, we announced the selection and advancement of ARCT-032 as a development candidate for treatment of cystic fibrosis. ARCT-032 uses our LUNAR platform to deliver codon-optimized CFTR mRNA into airway epithelial cells. This allows airway cells to produce functional CFTR protein using their native translational machinery and protein trafficking pathways. This approach has the potential to treat the underlying defect that causes CF lung disease, regardless of what mutation type a patient has. The Cystic Fibrosis Foundation (“CFF”) has recognized the potential of the LUNAR-CF program and has partnered with us to develop this important therapy. ARCT-032 represents the first LUNAR-based mRNA therapeutic that will be delivered by the inhaled route, offering direct delivery to the affected airways with the potential to restore functional CFTR. We received encouraging pre-IND feedback on our proposed non-clinical and clinical development program in January 2021. We anticipate filing a CTA for a first in human study in Q4 2021.

According to the NIH, cystic fibrosis is the most common rare disease in the world, with an estimated 30,000 diagnosed cases in the United States and 85,000 worldwide. Approximately 1,000 people are newly-diagnosed with cystic fibrosis each year. Cystic fibrosis is caused by one of 2,000 known mutations in the CFTR gene, which have been grouped into several different classes based on the mechanism of how they cause reduction in the production and/or function of the CFTR protein.

The CFTR protein is a cAMP-activated transmembrane protein that controls chloride and bicarbonate flow and is critical for lung homeostasis. When CFTR is not present in the membrane or does not function properly, there is a deficit in the release of chloride and bicarbonate anions into the airways, and an associated increase of sodium uptake by the cells, thus dehydrating the airway surfaces and causing accumulation of a thick mucus layer. This mucus causes clogging of the airways, a negative impact on breathing quality, and decreases the clearance of pathogens which accumulate in the airways, causing chronic infections, exaggerated inflammation, structural airway damage, and other serious complications not only related to the lung but to other organs such as pancreas and liver. The median lifespan of CF patients in the United States is <40 years, and the cause of death is usually lung-related.

The daily standard-of-care for CF lung disease includes palliative treatments meant to treat existing lung disease and prevent the progression of the disease. These treatments include aerosolized mucolytics, antibiotics, and airway clearance techniques that are time-consuming and represent a significant treatment burden for people with CF. Many CF patients ultimately suffer from a critical decline in lung function and require lung transplants.

The FDA has approved several CFTR modulator therapies (Kalydeco, Orkambi, Symdeko, and Trikafta) that assist the mutant CFTR protein to reach the cell membrane and/or increase functional ion channel activity. The CFTR modulators, while effective in some patients, are mutation-specific and therefore are not effective in all people with CF. Other treatments are required to target Class I mutations (no CFTR produced; approximately 10% of CF cases worldwide), and people who are intolerant or have poor response to CFTR modulator therapies. We are focusing our LUNAR-CF program on these groups of patients, as they currently have the highest unmet need for CF therapies.

We presented data that demonstrated the significant potential for LUNAR-CF as a disease-modifying treatment at The American Society for Gene and Cell Therapy Conference in May 2020, and the North American Cystic Fibrosis Conference in October 2020. The data presented demonstrated that (i) aerosolized LUNAR-mRNA formulation properties are optimal for lung therapeutics, (ii) codon optimized mRNAs produce a functional protein that can generate chloride channel activity in FRT cells, and can also restore chloride channel activity (measured by nasal potential difference) in a Class I CFTR-knockout mouse model, and (iii) aerosolized LUNAR can efficiently deliver mRNA to epithelial airways across species, including rodents and non-rodents (ferrets, non-human primates). Taken together, these data demonstrate the proof of principle to validate LUNAR-CF, as we continue investigating various aspects of LUNAR-CF in several disease models of CF.

LUNAR construct with mRNA of CRE protein efficiently transduces epithelial airways in a non-rodent model (Ferret)

In ferret, a 0.6 mg/ml dose of a LUNAR construct loaded with mRNA of the CRE protein was delivered to the airways of the ROSA26TG model. Upon CRE-recombination, a robust conversion of the TdTomato (red) into EGFP (green) was observed by immunohistochemistry analysis of the ferret lungs. Panels A and B show large and small airways, respectively. Boxed area in EGFP (green) images show high magnification of the highly efficient delivery into ferret airways. DAPI is shown as counterstaining.

Aerosolized LUNAR construct with Tdtomato mRNA efficiently delivers to epithelial airways in Non-human Primates (NPHs)

In NHP, a 1 mg/ml dose of a LUNAR construct loaded with TdTomato mRNA was aerosolized using a face mask exposure system. A robust expression of TdTomato protein was observed by immunohistochemistry analysis of the NHP lungs. The panel shows detailed TdTomato staining in bronchial epithelial cells across different lung levels.

Platform Technology Overview

Current Technologies and Limitations

mRNA therapeutics offer an attractive promise that other RNA medicines cannot provide – to increase the production of a protein in the body that is either defective or expressed at low levels to improve symptoms of a genetic disease without interacting with the patient’s genetic code. The promise of mRNA therapies is only beginning to be realized with the approval of the first two mRNA vaccine therapies in 2020. Developers of mRNA therapies should strive to improve ways to address the following hurdles:

•	delivery of an intact mRNA, which is much larger than other RNA drugs (e.g., small interfering RNA, siRNA) to the target organ and cell type needed for a therapeutic effect;
•	inefficient translation into the therapeutic protein;
•	short duration of effect of the mRNA medicine; and
•	tolerability issues associated with therapeutic RNAs.

The first-generation lipid nanoparticle technology used to deliver mRNA therapeutics is also limited by their propensity to cause immune responses. This decreases the tolerability of the medicine. Many of these delivery systems biodegrade slowly, which causes accumulation of these lipids in cells upon repeat dosing. Each of these aspects of current lipid nanoparticle delivery systems is expected to ultimately limit the utility and therapeutic reach of the RNA therapies they deliver.

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

Graphic of LUNAR

LUNAR formulations are a multi-component, lipid-mediated drug delivery system that utilizes our proprietary lipids, called ATX lipids. Each of our ATX lipids contains an amino head group and a biodegradable lipid backbone. The amino head group is a key chemical component of the ATX lipid, making it pH-sensitive and providing it distinct advantages as a component of our LUNAR formulation. At acidic pH, ATX lipids are positively charged, facilitating interaction with the negatively charged nucleic acid, thereby enabling LUNAR particle formation. At physiological pH (e.g., pH 7.4), LUNAR formulations are neutrally charged, reducing the toxicity often seen with permanently positively-charged lipid-mediated delivery technology. Upon uptake into a cell by endocytosis (a process that forms a cellular structure called an endosome around the LUNAR formulated nucleic acid therapeutic), the amino head group again becomes positively charged, disrupting the endosome and the LUNAR particle, and releasing the nucleic acid therapeutic into the cell.

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

Biodegradable, highly optimized for each cell type

LUNAR-platform development

The Company’s development of its LUNAR platform is focused on continuous innovation and advancement in the following areas:

•

Design and incorporate novel ATX lipids and formulations to enrich our library of proprietary ATX lipids for target cell/tissue specificity, improved tolerability and translatability to larger species;

•	Develop and improvise manufacturing processes for LUNAR formulations to ensure RNA encapsulation across compositions and scales;
•	Develop stabilization strategies (e.g. lyophilized presentation) for LUNAR formulation to mitigate frozen storage; and

•	Continually assess and improvise LUNAR screening funnel to enable rigorous selection of ATX lipids for various programs.

Through the above efforts, our versatile LUNAR platform continues to drive internal and partner programs.

LUNAR compatibility with nucleic acids of various size

We have generated a growing library of over 200 proprietary ATX lipids. ATX lipids are rationally designed to fit the application and vary depending on the target cell type and route of administration. We perform extensive formulation screening for each nucleic acid therapeutic candidate to determine the optimal ATX lipid and LUNAR composition for the particular nucleic acid therapeutic candidate, the desired route of administration and target cell type. We have demonstrated high encapsulating efficiency when formulating a wide range of nucleic acid sizes, 20 to 12,000 nucleotides in length (figure below, left), and particle size was within the acceptable range to maximize targeting and efficacy (figure below, right).

LUNAR Biodegradability

Although all ATX lipids are designed with biodegradable ester bonds in their backbone, one of the key platform learnings is the understanding of the relationship between positioning of these ester bonds and their clearance profile in vivo. In vitro and in vivo screening assays are utilized in our LUNAR screening cascade to enable ranking of ATX lipids based on their esterase susceptibility. These new assays have enabled a more rigorous selection of ATX lipids. New ATX lipids with optimal biodegradability and potency continue to be identified and further characterized for potential application to upcoming therapeutic and vaccines programs.

LUNAR Scalability and Reproducibility

We have demonstrated scalability and reproducibility of LUNAR. Multiple non-GMP and GMP batches of mRNA drug substance have been successfully produced from 0.5 to 30 gram scales with equivalent yield and purity.

Additionally, we have demonstrated scalability of our LUNAR-mRNA platform from milligram to multigram scales. LUNAR-mRNA batches have been successfully produced at scales from 0.1 to 15 grams while retaining key physicochemical attributes of particles.

Lyophilization Process Advantages Over Conventional Frozen Liquid

We have engaged in focused efforts to develop lyophilized LUNAR formulations, in order to mitigate challenges associated with cold chain logistics of a -70°C frozen product. A lyophilized product allows for simpler handling, such as no dry ice at point of care and lower risk of degradation from uncontrolled temperature fluctuations.

The results of these efforts have yielded a lyophilized version of ARCT-021 that maintains key quality attributes of the frozen liquid equivalent. We are collecting stability data at -20°C, 2-8°C, and room temperature.

Targeting Capabilities

As proof of concept for augmenting LUNAR targeting capabilities for specific tissues and even cell types within those tissues, we are developing LUNAR formulations containing a propriety hepatocyte targeting agent.  Traditional lipid nanoparticle mediated delivery to hepatocytes occurs via uptake via the low-density lipoprotein receptor (“LDLR”). To evaluate this targeting agent, we ran studies in a mouse model that is LDLR deficient. Only the LUNAR formulations with this targeting agent were able to deliver mRNA to the hepatocytes, as compared to LUNAR formulations that did not contain the targeting agent. Based on this promising data, we are expanding these platform development efforts.

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

Our STARR mRNA Technology

STARR is designed to increase the amount and duration of protein antigen expression compared to conventional mRNA. This is achieved by constructing an RNA that encodes for a replicon and a pathogenic protein antigen. The replicon segment encodes for genes derived from an alpha-virus, specifically Venezuela Equine Encephalitis Virus, that is responsible for amplifying the production of the pathogenic protein antigen mRNA. These are non-structural viral proteins, meaning they are not included in any virus particle and are completely incapable of producing any virus. However, upon translation they produce multiple copies of the pathogenic protein antigen which increases production of the protein. In addition, during the course of protein antigen mRNA replication, a short-lived double-stranded RNA intermediate is produced which activates the innate immune system. This activation transitions to an adaptive immune response resulting in the specific programming of the immune system, both neutralizing antibody production and T lymphocyte activation, which are important in preventing pathogen infection. The activation of the innate immune system by the double-stranded RNA intermediate serves as a self-adjuvanting feature, thus eliminating the need for the addition of an adjuvant to the vaccine.

An example of generating a protected immune response is shown in the graphic below. The self-replicating RNA-based therapeutic vaccine triggers rapid and prolonged antigen expression within host cells resulting in protective immunity against infectious pathogens. We believe the combination of LUNAR and STARR technology could provide lower dose requirements due to superior immune response and sustained protein expression as compared to non-self-replicating RNA-based vaccines. We believe this may enable us to simplify and increase the speed of vaccine production.

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

Supply and Manufacturing

We have built out robust manufacturing capabilities designed to meet global supply needs for clinical trials and future commercialization, with a network of established contract manufacturing organizations (“CMOs”) for producing critical raw materials, drug substance, and finished and packaged drug product. We have developed, and continue to dedicate resources to advance, our sophisticated manufacturing know-how, including with respect to formulation of lipid nanoparticles, which improves manufacturing efficiency and capacity. We are strategically exploring options to build our internal manufacturing capabilities for drug substance and finished drug product.

To date, we have manufactured and supplied gram quantities of drug substance, scaled up finished drug products through our CMOs for preclinical and clinical studies. For the near future, we expect to continue to rely on third-party CMOs for the supply of drug substance and finished drug product for our current product candidates, including to support the launch of our first commercial products.

Our CMOs are compliant with cGMPs and other rules and regulations prescribed by foreign regulatory authorities. We believe we have established sufficient manufacturing capacity through our CMOs to meet our current internal research, development and potential commercial needs, as well as our obligations under existing agreements with our partners. Additionally, we continue to evaluate relationships with additional suppliers to increase overall capacity and diversify our supply chain.

Collaboration Arrangements

In addition to our internal development programs, we have a number of development partnerships structured where we work to discover mRNA or siRNA therapeutic candidates formulated for our LUNAR lipid-mediated delivery system. Among other collaboration agreements,

•	we are partnering with Janssen to develop nucleic acid-based therapeutic candidates for the treatment of HBV, and potentially for other infectious or respiratory diseases;
•	we are partnering with Takeda to develop nucleic acid-based therapeutic candidates, primarily for the treatment of nonalcoholic steatohepatitis (“NASH”), as well as other gastrointestinal disorders;
•	we are partnering with Ultragenyx to develop mRNA therapeutic candidates for rare disease targets;
•	we are partnering with CureVac to develop mRNA therapeutic and vaccine candidates for various indications;
•	we have received funding from the CFF to support our LUNAR-CF development program; and
•	we are partnering with the Singapore Economic Development Board and Duke-NUS Medical School to develop a potential vaccine for the Coronavirus outbreak.

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

On June 18, 2019, we expanded our collaboration with Ultragenyx and entered into a third amendment (the “Third Amendment”) to the Ultragenyx Agreement. Pursuant to the Third Amendment, the total number of targets was increased from 10 to 12, and we granted Ultragenyx exclusivity to development targets for four years at no additional cost. In connection with the Third Amendment, Ultragenyx purchased 2.4 million shares of our common stock for $24.0 million and made a one-time upfront payment of $6.0 million. Ultragenyx also received a two-year option to purchase an additional 600,000 shares of our common stock at a price of $16.00 per share.

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

On June 18, 2019, we entered into an Equity Purchase Agreement with Ultragenyx. Pursuant to this agreement, we granted Ultragenyx a two-year option to purchase up to 600,000 additional shares of our common stock at a price of $16.00 per share. On May 20, 2020, Ultragenyx completed the exercise of this option to purchase an additional 600,000 shares of common stock in accordance with the terms of the agreement. The issuance of the additional 600,000 shares closed on May 20, 2020.

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

On March 8, 2019, we entered into a subsequent Research Agreement with Takeda, which was subsequently amended on June 3, 2019 (as amended, the “New Takeda Agreement”). Under the New Takeda Agreement, Takeda received a non-exclusive, worldwide, sublicensable license to certain of our technology, including mRNA compounds formulated for LUNAR lipid-mediated delivery technology, for the purpose of conducting a joint research program on additional targets in in vitro and in vivo models of liver diseases (including NASH). Both Arcturus and Takeda have agreed not to participate in other research, internally or with a third party, on therapeutic mRNA molecules designed to express the selected targets. We also granted Takeda an exclusive option to negotiate a license to the product candidates determined to be of potential relevance as a result of the joint research program. The option lasts for a certain period of time following the delivery of the results of the research program. Funds remaining from the Takeda Agreement will be transferred to cover our activities under the New Takeda Agreement. If any remaining funds are unspent or uncommitted for expenditure upon completion of the current research program, then we will retain such funds.

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

Additionally, we have a Research and Nonexclusive License Agreement with Synthetic Genomics, Inc. (“Synthetic Genomics”), pursuant to which we granted Synthetic Genomics a nonexclusive, worldwide license to use our LUNAR lipid-mediated delivery to research, develop, manufacture and commercialize vaccines, but expressly excluding diagnosis, prophylaxis and treatment of respiratory disease viruses other than influenza. During 2019 Synthetic Genomics exercised its right to sublicence the LUNAR technology subject to the license to certain third parties.

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

Alexion License Agreement

On February 17, 2021, we entered into an exclusive license agreement with Alexion Pharmaceuticals, Inc. (“Alexion”) pursuant to which Alexion granted to Arcturus Therapeutics, Inc. an exclusive, worldwide license to exploit certain specified Alexion patents. In accordance with the terms of the license agreement, and in exchange for the license, we issued 74,713 shares of our common stock to Alexion on February 19, 2021, which number of shares was based on a price of $66.92 per share. The price was determined based on the volume weighted average closing price of the Company’s common stock on The NASDAQ Global Market for the thirty trading days ending on February 17, 2021.

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

Singapore Economic Development Board

On March 4, 2020, we were awarded a grant from the EDB to support the co-development of ARCT-021 with Duke-NUS Medical School. In exchange for the grant, we agreed to supply ARCT-021 to the EDB for use within Singapore and we retained the right to sell and market ARCT-021 outside of Singapore. We have agreed to pay Duke-NUS Medical School a low single digit royalty based on annual net sales of the vaccine in markets or jurisdictions outside of Singapore.

On October 2, 2020, we were awarded a grant from the EDB to support the further development of our LUNAR-COV19 vaccine candidate. The Grant provides for up to S$9.3 million (approximately US$6.7 million) to support the development of the vaccine candidate. The Grant is payable in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate. We received the first installment of approximately $3.6 million in the fourth quarter of 2020.

On November 7, 2020, we entered into a Manufacturing Support Agreement (the “Support Agreement”) with the EDB pursuant to which they agreed to make a term loan of up to S$62.1 million (subject to adjustment based on exchange rates) to the Company, subject to the satisfaction of customary deliveries, to support the development of the LUNAR-COV19 vaccine candidate (the “Singapore Loan”). We elected to borrow the full amount available under the Support Agreement of S$62.1 million, or $46.6 million as a result of applicable exchange rates, on January 29, 2021. Subject to certain exceptions, the Singapore Loan is a limited recourse loan that is intended to be repaid solely through a royalty payment on sales of the LUNAR-COV19 vaccine candidate, with a portion of the proceeds on all such vaccine sales being applied on a quarterly basis to prepay outstanding principal and interest under the Singapore Loan. However, all unpaid principal and interest under the Singapore Loan will be due and payable five years after draw date, if net sales of the LUNAR-COV19 vaccine exceed a certain minimum threshold during this five year period or the Company obtains clearance to sell the vaccine in specified jurisdictions. Unpaid principal and interest under the Singapore Loan will also become due and payable upon an event of default under the Support Agreement. If any portion of the Singapore Loan is required to be forgiven pursuant to the terms of the Support Agreement, the EDB has the right to take ownership of certain raw materials and equipment that were purchased by the Company with proceeds of the Singapore Loan (the “Specified Assets”) and entered into a security agreement for the benefit of the EDB to provide that repayment of the Singapore Loan and related obligations are secured by a lien on the Specified Assets.

Israel Supply Agreement

On August 17, 2020, our wholly owned subsidiary entered into a definitive Supply Agreement (the “Supply Agreement”) with the Israeli MOH which provides for the supply of LUNAR-COV19 to the MOH. The MOH has elected to reserve delivery by us of doses of LUNAR-COV19 for an initial 500,000 vaccinations (the “Initial Reserve Doses”). The Supply Agreement also provides the MOH with the right to elect, in its discretion, to purchase additional doses of LUNAR-COV19 upon notice to us prior to specified dates at specified purchase prices. On October 14, 2020, we received a non-refundable first reserve payment of $12.5 million from the MOH. This first reserve payment is associated with a specified clinical trial milestone and was provided after a data review process during which the MOH had access to material preclinical and clinical data for our LUNAR-COV19 vaccine candidate.

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

Our Patent Portfolio

As of March 1, 2021, we are the sole owner of over 209 patents and pending patent applications including 33 U.S. patents, 29 pending U.S. patent applications, 7 pending international applications under Patent Cooperation Treaty (“PCT”), 68 foreign patents and 72 pending foreign patent applications. The claims of these patents and pending applications include compositions of matter, methods of use, manufacturing process and drug product formulations. These claims cover the use of our core platform technologies including the use of LUNAR and lipid components to deliver nucleic acids, the use of UNA oligomers for therapeutics and reagents, the use of LNA oligomers for therapeutics, specific nucleic acid modalities for treating disease, as well as our proprietary technology regarding the design, manufacture, and purification of nucleic acids for use in therapy. Claims also cover the composition of matter, formulation, and use of our therapeutic candidates to prevent and/or treat target diseases including OTC deficiency, CF, HBV, and COVID-19. Our issued patents are expected to expire between 2028 and 2038, without taking into account any possible patent term extensions.

Our patent portfolio includes the following patents and pending patent applications for LUNAR, UNA and the use of LNA in certain RNA medicines:

•

LUNAR – As of March 1, 2021, we own 16 U.S. patents, 9 U.S. pending patent applications, 2 international patent application (“PCT”), 11 foreign granted patents, and 38 foreign pending patent applications covering the composition of matter, manufacture of lipid nanoparticles (including lyophilization), and use of our LUNAR technology for nucleic acid delivery and drug delivery.

•

UNA, mRNA and LNA – As of March 1, 2021, we own 147 U.S. patents, 10 U.S. pending patent applications, 3 PCT applications, 57 foreign patents and 32 foreign pending patent applications covering methods and uses of LNA, UNA oligomer and mRNA therapeutics, and compositions of UNA oligomers or mRNA to treat specific target diseases.

•

STARR – In 2019, we began to develop our STARR platform which combines our proprietary LUNAR delivery systems with technologies that enable self-transcribing and self-replicating RNA. As noted above, our robust LUNAR portfolio of over 60 patents and patent applications, provides protection for delivery vehicles that can enable specific and effective delivery of STARR drug substances. In particular, we own one pending U.S. patent application directed to the manufacture of compositions that can comprise STARR RNA in a lipid delivery vehicle. In addition, we have begun to develop our STARR patent portfolio, and as of March 1, 2021, we own one pending U.S. patent application directed to specially designed RNA constructs, specific nucleotide and amino acid sequences, and lipid formulations comprising the same under the STARR technology. We anticipate that patents covering these developments in our STARR platform will last until 2041, not including any patent term extensions.

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

Trade Secrets

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

Certain Risks to Intellectual Property

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

U.S. Drug Development Process

In the United States, the development, manufacturing, and marketing of human drugs and vaccines are subject to extensive regulation. The FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”) and implementing regulations, and biological products, including vaccines, under provisions of the FDCA and the Public Health Service Act. Drugs and vaccines are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, debarment, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory tests, animal studies and formulation and stability studies according to good laboratory practices (“GLP”) or other applicable regulations;
•	submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted in patients;

•

Phase 2. The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule; and

•

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, a well-controlled Phase 3 clinical trial is required by the FDA for approval of an NDA or BLA.

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

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA requires vaccine manufacturers to submit data supporting the demonstration of consistency between manufacturing batches, or lots. The FDA works together with vaccine manufacturers to develop a lot release protocol, the tests conducted on each lot of vaccine post-approval. Additionally, before approving an NDA or BLA, the FDA will typically inspect the sponsor and one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable it will outline the deficiencies in the submission and often will request additional testing or information.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, which are designed to further assess a product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

EUA Approval

The Commissioner of the FDA, under delegated authority from the Secretary of the U.S. Department of Health and Human Services (“DHHS”) may, under certain circumstances, issue an EUA that would permit the use of an unapproved drug product or unapproved use of an approved drug product. Before an EUA may be issued, the Secretary must declare an emergency based on one of the following grounds:

•

a determination by the Secretary of the Department of Homeland Security that there is a domestic emergency, or a significant potential for a domestic emergency, involving a heightened risk of attack with a specified biological, chemical, radiological, or nuclear agent or agents;

•

a determination by the Secretary of the Department of Defense that there is a military emergency, or a significant potential for a military emergency, involving a heightened risk to U.S. military forces of attack with a specified biological, chemical, radiological, or nuclear agent or agents; or

•

a determination by the Secretary of the DHHS that a public health emergency that affects, or has the significant potential to affect, national security and that involves a specified biological, chemical, radiological, or nuclear agent or agents, or a specified disease or condition that may be attributable to such agent or agent.

In order to be the subject of an EUA, the FDA Commissioner must conclude that, based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating or preventing a disease attributable to the agents described above, that the product’s potential benefits outweigh its potential risks and that there is no adequate approved alternative to the product.

Although an EUA cannot be issued until after an emergency has been declared by the Secretary of DHHS, the FDA strongly encourages an entity with a possible candidate product, particularly one at an advanced stage of development, to contact the FDA center responsible for the candidate product before a determination of actual or potential emergency. Such an entity may submit a request for consideration that includes data to demonstrate that, based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the serious or life-threatening disease or condition. This is called a pre-EUA submission and its purpose is to allow FDA review considering that during an emergency, the time available for the submission and review of an EUA request may be severely limited.

Post-approval requirements

Any drug or biological products for which we or our strategic alliance partners receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

Manufacturers of our product candidates are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Following approval, the FDA continues to monitor vaccine quality through real-time monitoring of lots by requiring manufacturers to submit certain information for each vaccine lot. Vaccine manufacturers may only distribute a lot following release by the FDA. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

Competition

Our Business in General

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

Below we have included what we believe to be the competitive landscape for certain of the medicines that we currently have in development.

ARCT-021 (LUNAR-COV19 Vaccine)

We consider the following medicines as competitors or future competitors to ARCT-021.

Drug	Company	Drug Description	Phase	Administration/Dosing	Number of Doses
Comirnaty (BNT162b2)	Pfizer, BioNTech, Fosun Pharma	mRNA-based Vaccine	Phase 3 and EUA	i.m.	2(1)
mRNA-1273	Moderna	mRNA-based Vaccine	Phase 3 and EUA	i.m.	2(1)
Covishield (AZD1222)	AstraZeneca	Non-replicating Chimpanzee Adenovirus vaccine	Phase 3 and EUA	i.m.	2
JNJ-78436735 or Ad26.COV2.S	JNJ/Janssen	Non-replicating Adenoviral vector-Ad26	Phase 3	i.m.	1
Sputnik V (Gam-COVID-Vac)	Russian (Gamaleya National Research Centre for Epidemiology and Microbiology)	Heterologous non-replicating adeno viral vectors Ad26 prime/Ad5 boost	Phase 3 and EU	i.m.	2
CoronaVac	Sinovac	Inactivated vaccine (formalin with alum adjuvant)	Approved in China, Phase 3, EUA	i.m.	2
NVX-CoV2373	Novavax	Recombinant nanoparticle technology	Phase 3	i.m.	2

(1)   Comirnaty (Pfizer, BioNTech, Fosun Pharma) is a two-dose regimen at 30 µg per dose. mRNA-1273 (Moderna) is a two-dose regimen at 100 µg per dose. In our current Phase 2 trial for ARCT-021, we are exploring the following doses and regimens: 5 µg ARCT-021, two dose regimen and 7.5 µg ARCT-021, as one- and two-dose regimens.

Despite the receipt of emergency use approval (EUA) by several of our competitors for their COVID-19 vaccine, we believe there are significant commercial opportunities globally.

ARCT-810 (LUNAR-OTC)

We consider the following medicines as competitors or future competitors to ARCT-810.

Drug	Company	Drug Description	Phase	Administration/Dosing
DTX-301	Ultragenyx Pharmaceuticals	OTC gene in AAV8 vector	Phase 1/2	IV, single dose

ARCT-032 (LUNAR-CF)

We consider the following medicines as competitors or future competitors to ARCT-032.

Drug	Company	Drug Description	Phase	Administration/Dosing
MRT5005	Translate Bio	CFTR-encoded mRNA	Phase 1/2	Weekly or daily inhalation
ELX-02	Eloxx Pharmaceuticals	Readthrough agent for premature stop codons	Phase 2, G542X mutation	Daily SC

Employees

As of December 31, 2020, we had 118 employees, all of which were full-time. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

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

Risk Factor Summary

The following is a summary of certain important factors that may make an investment in our company speculative or risky. You should carefully consider the fuller risk factor disclosure set forth in this Annual Report, in addition to the other information herein, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.

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

We may need to seek and secure significant funding through financings or from other sources to complete Phase 3 studies of ARCT-021, our LUNAR-COV19 vaccine candidate.

If we are unable to generate successful results in our Phase 2 clinical trial for ARCT-021, our LUNAR-COV19 vaccine candidate, or experience significant delays in doing so, or are unable to develop a vaccine that does not require a booster shot, we may be unable to market and sell a COVID-19 vaccine.

There is significant competition in the development of a vaccine against COVID-19, and many of our competitors have substantially greater financial, scientific and other resources than us.

We are relying on advance purchase commitments of ARCT-021, our LUNAR-COV19 vaccine candidate, from certain foreign governmental agencies.

Our ability to produce a successful vaccine may be curtailed by one or more government actions or interventions, which may be more likely during a global health crisis such as COVID-19.

Our business may be harmed if we are unable to generate successful and timely clinical trials for our product candidates.

The approach we are taking to discover and develop drugs is novel and may never lead to marketable products.

We may not be successful in our efforts to identify or discover potential product candidates.

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates if our clinical trials are not successful.

We may find it difficult to identify and enroll patients in our clinical studies due to the rollout of competing vaccines for COVID-19. In addition, the rollout of competing vaccines for COVID-19 may make it more difficult for us to achieve approval of certain clinical trial designs for our LUNAR-COV19 vaccine. Difficulty in enrolling patients, or in seeking approval for certain clinical trial designs could delay or prevent clinical studies of certain of our product candidates.

Any of our product candidates may cause undesirable side effects or have other properties impacting safety that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize a product candidate.

Even if we obtain regulatory approval for a product candidate, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

We may fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success than a particular program where we allocate resources.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

If certain third-party alliances are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs.

Certain agreements with our alliance partners may impair or prevent entirely our ability to generate revenues from the development, manufacture and commercialization of certain product candidates.

We rely on third-party manufacturers to produce the supply of our product candidates, and we intend to rely on third parties to produce future clinical supplies of product candidates.

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

We could lose license rights that are important to our business for failure to comply with such agreements under which we license intellectual property.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensees, which could be expensive, time consuming and unsuccessful.

If our alliance partners are unable or unwilling to perform in accordance with the terms of our agreements, our potential to generate future revenue from these programs would be significantly reduced

If we are unable to obtain regulatory approvals for a manufacturing facility for ARCT-021, our LUNAR-COV19 vaccine candidate, we may experience delays in product development, clinical trials, regulatory approval and commercial distribution.

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

Coverage and adequate reimbursement may not be available for our product candidates, if approved.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a global clinical-stage messenger RNA medicines company with a limited operating history. Since inception, our operations have been primarily limited to acquiring and licensing intellectual property rights, developing our nucleic acid product platform, undertaking basic research around nucleic acid targets and conducting studies for our initial programs. We have not yet obtained regulatory approval for any product candidates. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate.

We have incurred losses in each year since our inception. Our net losses were $72.1 million and $26.0 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $143.8 million.

We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have funded our operations primarily through upfront payments, research funding and milestone payments from strategic alliances and collaborations, and through the sale of equity and convertible securities. We expect to continue to incur substantial and increased expenses, losses and negative cash flows as we expand our development activities and advance our programs. If our product candidates are not successfully developed or commercialized, including because of a lack of capital, or if we do not generate enough revenue following marketing approval, we will not achieve profitability and our business may fail. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval and our ability to achieve sufficient market acceptance and adequate market share for our products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and development of our product candidates, both independently and under our strategic alliance agreements;

•	seek to identify additional targets and product candidates;

•	acquire or in-license other products and technologies;

•	advance product candidates into clinical trials;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, regulatory, research, executive and administrative personnel; and

•	create additional infrastructure to support our operations and our product development and planned future commercialization efforts.

We have never generated any revenue from product sales, have generated only limited revenue since inception, and may never be profitable.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic alliance partners, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize our product candidates. Our ability to generate revenues from product sales depends heavily on our success in:

•	completing our research and development of product candidates;

•	initiating and completing clinical trials for product candidates with favorable results;

•	seeking, obtaining, and maintaining marketing approvals for product candidates that successfully complete clinical trials;

•	establishing and maintaining supply and manufacturing relationships with third parties;

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

In December 2019, a strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. The extent to which the pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, but the development of clinical supply materials have been and will continue to be delayed and enrollment of patients in our study for ARCT-810 (LUNAR-OTC) and ARCT-021 (LUNAR-COV19 Vaccine) may be delayed or suspended, as hospitals and clinics in areas where we are conducting trials shift resources to cope with the COVID-19 pandemic and may limit access or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we may experience higher drop-out rates or delays in our clinical studies.

Government-imposed quarantines and restrictions may also require us to temporarily suspend or terminate activity at our clinical sites. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily terminate certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for our product candidates may be negatively impacted. We cannot predict the ultimate continued impact of the COVID-19 pandemic as consequences of such an event are highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies or as a whole; however, the COVID-19 outbreak may materially disrupt or delay our business operations, further divert the attention and efforts of the medical community to coping with COVID-19, disrupt the marketplace in which we operate, and/or have a material adverse effect on our operations.

Notwithstanding the ongoing rollout of vaccines, it will still take a substantial amount of time to produce, distribute and administer the vaccines worldwide and, as a result, to achieve broad protection of the global population. It is also still unclear if the vaccines will enable adequate protection, as (i) some vaccinated individuals may still become ill or transmit the virus, (ii) there are individuals who may refuse to be vaccinated or who cannot be vaccinated due to pre-existing conditions, (iii) it is unclear how long the vaccine protection will last, and (iv) genetic mutations of the virus may have an impact on the efficacy of available vaccines.

Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and may continue to have an adverse effect on the global markets and global economy generally, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. There have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic could materially disrupt our business and operations, interrupt our sources of supply, hamper our ability to raise additional funds or sell our securities, or continue to slow down the overall economy.

We expect that we will need to raise additional capital, which may not be available on acceptable terms, or at all.

Developing pharmaceutical products, including conducting studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates towards or through clinical trials. We may need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all. As of December 31, 2020, we had unrestricted cash and cash equivalents of $462.9 million. We cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. For example, our trials may encounter technical or other difficulties. Additionally, our strategic alliance partners may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. In order to support our long-term plans, we may need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate preclinical or clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

A significant portion of our current cash balance of $462.9 million along with the $46.6 million from the Singapore Loan is expected to be utilized during fiscal year 2021 to fund (i) the Phase 2 trial and anticipated Phase 3 trial of our current LUNAR-COV19 vaccine candidate, (ii) the continued Phase 1 trial and anticipated Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (iii) advancing our new LUNAR-FLU program toward submission of an IND, and (iv) other programs and administrative costs.

The Phase 3 trial of our LUNAR-COV19 vaccine candidate is expected to be primarily or exclusively funded through our cash reserves. If we achieve EUA approval to market our LUNAR-COV19 vaccine candidate, we will need to raise additional funds through equity transactions, additional debt or prepayments from potential customers, among other options, to fund commercialization of LUNAR-COV19.

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

We will need to seek and secure significant funding through financings or from other sources to complete Phase 3 studies of ARCT-021, our LUNAR-COV19 vaccine candidate.

As of December 31, 2020, we had approximately $463.0 million in cash and cash equivalents. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations through at least the next twelve months. If we have encouraging results from our current trial, we will need to seek additional funds sooner than planned, through public or private equity or debt financings, structured financings, government or other third-party funding, sales of assets, marketing and distribution arrangements, other collaborations and licensing arrangements, or a combination of these approaches. We will require additional capital to obtain regulatory approval for, and to commercialize ARCT-021.

We are exposed to interest rate risk, including under our loan agreements.

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from our debt obligations, including the Loan Agreement entered into on October 12, 2018 by our wholly-owned subsidiary, Arcturus Therapeutics, Inc., with Western Alliance Bank (the “Western Loan Agreement”). The Western Loan Agreement bears a variable interest rate of 1.25% above the prime rate published by the western edition of the Wall Street Journal. As of December 31, 2020, we had $15.1 million outstanding under the Western Loan Agreement. If we were to experience a 10% adverse change in the prime rate referenced above, the annual effect such change would have on our statement of operations, based on the amount we had outstanding as of December 31, 2020, under the Western Loan Agreement, would be approximately $26,000.

Additionally, on November 7, 2020, we entered into a Manufacturing Support Agreement with the EDB. Pursuant to the Manufacturing Support Agreement, the EDB agreed to make a term loan of up to S$62.1 million, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (the “Singapore Loan”). The Singapore Loan accrues interest at a rate of 4% per annum calculated on a daily basis. We elected to borrow the full amount available under the Support Agreement of S$62.1 million, or $46.6 million, as a result of applicable exchange rates, on January 29, 2021.

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

The Western Loan Agreement contains customary default clauses. In the event we were to default on our obligations under our debt and were unable to cure or obtain a waiver of such default, the repayment of our debt may be accelerated. If such acceleration were to occur, we would be required to secure alternative sources of equity or debt financing to be able to repay the debt. Alternative financing may not be available on terms satisfactory to us, or at all. New debt financing may require the cooperation and agreement of our existing lenders. If acceptable alternative financing were unavailable, we would have to consider alternatives to fund the repayment of the debt, which could materially and adversely affect our business, financial condition and results of operations.

RISKS RELATED TO THE DISCOVERY AND DEVELOPMENT OF PRODUCT CANDIDATES

We recently commenced a Phase 2 clinical trial for our COVID-19 vaccine candidate, ARCT-021. If we are unable to generate successful results, experience significant delays in doing so, or are unable to develop a vaccine that does not require a booster shot, we may be unable to market and sell a COVID-19 vaccine.

We recently commenced a Phase 2 trial of ARCT-021 and expect to commence a Phase 3 trial in the second quarter of 2021. We anticipate that the Phase 3 trial will continue through 2021, and we plan to continue to monitor subjects in the Phase 3 trial into 2022 (whether or not we receive emergency use authorization for ARCT-021 during 2021). We will need to identify additional funding sources to continue the Phase 3 trial. The data received to date, although providing sufficient information to allow us to proceed further is not complete enough to provide conclusive evidence with respect to safety and potential efficacy of ARCT-021. Our IND application to proceed with our Phase 2 clinical study was accepted by the HSA in December 2020, and by the FDA in January 2021. We are positioned to manufacture finished doses of ARCT-021 in the first quarter of 2021 for stockpiling purposes. Clinical trial results are inherently uncertain, and a significant portion of our success and business prospects depend on the progress of this program. Our failure to demonstrate safety or obtain positive clinical trial results, inability to meet the expected timeline for release of data for this trial, or failure to successfully develop a single-dose vaccine that does not require a booster shot could have an adverse effect on our business operations and financial condition. Furthermore, we will not have a detailed understanding of the efficacy of ARCT-021 until infection of a sufficient number of subjects in the placebo group of a Phase 3 clinical trial, enrollment for which may be delayed by rollout of competing vaccines for COVID-19, competing clinical trials and the refusal of certain countries’ regulatory authorities to allow placebo-controlled trials for COVID-19 vaccine candidates. If our data is not positive or inconclusive, we may not be able to continue our studies or identify additional funding to continue the studies. No assurance can be given that the results of the trials will produce adequate results to allow us to commence or continue expected trials or that that adequate efficacy will be demonstrated such that ARCT-021 will be a viable commercial product.

There is significant competition in the development of a vaccine against COVID-19, and many of our competitors have substantially greater financial, scientific and other resources than us, and are further along in the development of their COVID-19 vaccine candidates.

A large number of vaccine manufacturers, academic institutions and other organizations currently have programs to develop COVID-19 vaccine candidates and may be further along in development of their vaccine candidates. While we are not aware of all of our competitors’ efforts, there are reports that Johnson & Johnson/Janssen, Pfizer, GlaxoSmithKline, Moderna, Sanofi, Inovio, AstraZeneca and many other companies are all in various stages of developing vaccine candidates against COVID-19. In particular, Pfizer, Moderna and Johnson & Johnson have received emergency use authorization from the FDA for their COVID-19 vaccines and are already commercializing them and have vaccinated millions of people.

Despite funding provided to us to date, many of our competitors pursuing vaccine candidates have significantly greater product candidate development, manufacturing and marketing resources than we do. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. Our business could be materially and adversely affected by our competitors commercialization of their vaccines before we complete development and seek approval for our vaccine candidate; if they develop and commercialize one or more COVID-19 vaccines that are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any vaccine candidate that we may develop; or if we are unable to achieve a competitive advantage by successfully developing a single-dose vaccine that does not require a booster shot. Furthermore, if any competitors are successful in producing a more efficacious vaccine or other treatment for COVID-19, or if any competitors are able to manufacture and distribute any such vaccines or treatments with greater efficiency, there may be a diversion of potential governmental and other funding away from us and toward such other parties.

We are relying on advance purchase commitments of ARCT-021, our LUNAR-COV19 vaccine candidate, from certain foreign governmental agencies.

Although we have previously raised capital to support the development and manufacture of our LUNAR-COV19 vaccine, we must also secure additional funding through contractual arrangements with third parties. We may be unable to enter into such arrangements on favorable terms, or at all, which would adversely affect our ability to develop, manufacture and distribute a potential vaccine.

Our ability to produce a successful vaccine may be curtailed by one or more government actions or interventions, which may be more likely during a global health crisis such as COVID-19.

Given the significant global impact of the COVID-19 pandemic, it is possible that one or more government entities may take actions that directly or indirectly have the effect of diminishing some of our rights or opportunities with respect to LUNAR-COV19 and the economic value of a COVID-19 vaccine to us could be limited. In the United States, the Defense Production Act of 1950, as amended (the “Defense Production Act”) gives the U.S. government rights and authorities that may directly or indirectly diminish our own rights or opportunities with respect to LUNAR-COV19 and the economic value of a COVID-19 vaccine to us could be limited. Our third-party service providers may be impacted by government entities potentially invoking the Defense Production Act or other potential restrictions to all or a portion of services they might otherwise offer. Government entities imposing restrictions or limitations on our third-party service providers may require us to obtain alternative service sources for LUNAR-COV19. If we are unable to timely enter into alternative arrangements, or if such alternative arrangements are not available on satisfactory terms, we will experience delays in the development or production of LUNAR-COV19, increased expenses, and delays in potential distribution or commercialization of LUNAR-COV19, if approved.

Preclinical and clinical studies of our product candidates may not be successful. If we are unable to generate successful results from preclinical and clinical studies of our product candidates, or experience significant delays in doing so, our business may be materially harmed.

We have no products approved for commercial marketing and all of our product candidates are in preclinical or clinical development. Other than our LUNAR-COV19 vaccine candidate and LUNAR-OTC, none of our product candidates have ever been tested in a human subject. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates.

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

We have concentrated our therapeutic product research and development efforts on nucleic acid technology, and our future success depends on the successful development of this technology and products based on our nucleic acid product platform. Except for Moderna (CX-024414), Onpattro (patisiran), which is marketed by Alnylam; Kynamro (mipomersen), which was marketed by Kastle Therapeutics; Vitravene (fomivirsen), which Novartis withdrew from the US market in 2006; and Spinraza (nusinersen), which is marketed by Biogen Inc., neither we, nor any other company, has to our knowledge received regulatory approval to market nucleic acid therapeutics. The scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not become profitable and the value of our common stock may decline.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize messenger RNA medicines. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

•

delays in submitting or acceptance of, an application for authorization to administer an investigational new drug product to humans through the submission or acceptance of an IND application to the FDA, or comparable foreign regulatory authority;

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

Accordingly, we cannot be certain the submission of an IND will be accepted by the FDA.

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

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any clinical trials will begin as planned, need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any inability to successfully complete preclinical and clinical development, whether independently or with our strategic alliance partners, could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties.

We may find it difficult to identify and enroll patients in our clinical studies due to the development and rollout of competing vaccines for COVID-19 and due to the limited number of patients who have the diseases for which certain of our product candidates are being studied. In addition, the rollout of competing vaccines for COVID-19 may make it more difficult for us to achieve approval of certain clinical trial designs for our LUNAR-COV19 vaccine. Difficulty in enrolling patients, or in seeking approval for certain clinical trial designs, could delay or prevent clinical studies of certain of our product candidates.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical studies if we encounter difficulties in enrollment.

A number of preventative vaccines have recently been authorized for use in human populations by regulatory agencies in the U.S. and Europe and other countries. The rollout of these vaccines has resulted in slower than expected enrollment in the United States for the Phase 2 study of our LUNAR-COV19 vaccine candidate.

Because of the aggressive roll-out of COVID-19 vaccines, we may find it challenging to enroll sufficient subjects in our LUNAR-COV19 trials who have not otherwise received a vaccine. Additionally, competing COVID-19 vaccine clinical trials may make it more difficult to enroll subjects in our LUNAR-COV19 trial. We may also find it more difficult to identify subjects willing to participate in our studies. The regulatory authorities of certain countries have restricted placebo-controlled trials in studies for COVID-19 vaccine candidates. Such restrictions may make it more difficult to seek approval to proceed with certain clinical trial designs, and for the ultimate likelihood of approval of such candidates.

In addition, certain conditions for which we plan to evaluate our current product candidates are rare genetic diseases, and have limited patient pools from which to draw for clinical studies. For example, we estimate that approximately 8,000 patients in the developed world suffer from late-onset OTC deficiency, for which LUNAR-OTC is being studied. In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require patients to have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. The process of finding and diagnosing patients may prove costly, especially since the rare diseases we are studying are commonly underdiagnosed. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical studies because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical studies can also adversely impact enrollment.

If we are unable to enroll an adequate number of patients in our studies for the foregoing or other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates. Delays in achieving approval to conduct and in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Any of our product candidates may cause undesirable side effects or have other properties impacting safety that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is likely that there will be side effects associated with use of our product candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment, the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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

•	such authorities may disagree regarding the formulation, labeling and/or the specifications of our product candidates;

•	such authorities may find deficiencies in the manufacturing processes or facilities of our third-party manufacturers with which we contract for clinical and commercial supplies; or

•	regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval.

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

As a result of our limited financial and human resources, we will have to make strategic decisions as to which targets and product candidates to pursue and may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Currently, we have allocated significant resources to the testing and development of our LUNAR-COV19 and LUNAR-OTC vaccine candidates. Our spending on research and development programs and product candidates for COVID-19 or other specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We rely on third parties to conduct some aspects of our compound formulation, research and studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such formulation, research or testing.

We do not expect to independently conduct all aspects of our drug discovery activities, compound formulation research or preclinical and clinical studies of product candidates. We currently rely and expect to continue to rely on third parties to conduct some aspects of our preclinical and clinical studies and formulation development.

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

We rely on third-party manufacturers to produce the supply of our preclinical and clinical product candidates, and we intend to rely on third parties to produce future clinical supplies of product candidates that we advance into clinical trials and commercial supplies of any approved product candidates.

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

We currently have one supplier for two important components in our LUNAR-COV19 drug candidate, which supplier is located in China. Our dependence upon a single supplier located outside of the United States could place our commercialization efforts at risk.

Currently, we have one supplier for two important components in our LUNAR-COV19 drug candidate, which supplier is located in China. This supplier may only have a limited supply of such essential materials, may encounter unexpected delays, possible shutdowns, or other impediments to production, resulting in delays to our ability to manufacture and commercialize LUNAR-COV19.Further, our dependence upon a single supplier located outside of the United States could place our commercialization efforts at risk.

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

We, our alliance partners and our CROs will be required to comply with the FDA’s or other regulatory agency’s GCPs, for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of future clinical trial participants are protected. The FDA and non-U.S. regulatory agencies enforce these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our future CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable non-U.S. regulatory agency may require us to perform additional clinical trials before approving any marketing applications for the relevant jurisdiction. Upon inspection, the FDA or applicable non-U.S. regulatory agency may determine that our future clinical trials did not comply with GCPs. In addition, our future clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a potential drug product. Accordingly, if our future CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process and increase our costs.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to develop and manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of February 15, 2021, we are the sole owner of over 209 patents and pending patent applications including 33 U.S. patents, 29 pending U.S. patent applications, 7 pending international applications under the PCT, 68 foreign patents and 72 pending foreign patent applications. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in patents with claims that cover the products in the United States or in other countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found; such prior art can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims.

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

If we are unable to manufacture our vaccines in sufficient quantities, at sufficient yields or are unable to obtain regulatory approvals for a manufacturing facility for ARCT-021, our LUNAR-COV19 vaccine candidate, we may experience delays in product development, clinical trials, regulatory approval and commercial distribution.

Completion of our clinical trials and commercialization of our vaccine candidates require access to, or development of, facilities to manufacture our LUNAR-COV19 vaccine candidate at sufficient yields and at commercial-scale. We have limited experience manufacturing our vaccine candidates in the volumes that will be necessary to support large-scale clinical trials or commercial sales. Efforts to establish these capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, stability, potency or quality. In addition, other companies, many with substantial resources, may compete with us for access to materials needed to manufacture our vaccines.

Manufacturing our LUNAR-COV19 vaccine candidate involves a complicated process with which we have limited experience. We are dependent on third-party organizations to conduct a portion of our vaccine manufacturing activities. If third-party manufacturing organizations are unable to manufacture our vaccine candidates in clinical quantities or, when necessary, in commercial quantities and at sufficient yields, then we will need to identify and reach supply arrangements with additional third parties. Third-party manufacturers must also be inspected by the FDA as part of the FDA’s review of our marketing application. Our LUNAR-COV19 vaccine candidate may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products higher priority. We may not be able to enter into any necessary additional third-party manufacturing arrangements on acceptable terms, or on a timely basis. In addition, we have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time-consuming and may result in delays. Any delay in the manufacture or delivery of a vaccine could adversely affect our ability to sell the LUNAR-COV19 vaccine candidate, if approved.

Our reliance on third-party manufacturers may adversely affect our operations or result in unforeseen delays or other problems beyond our control. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture our bulk vaccines on a commercial scale, replacement of a manufacturer may be expensive and time-consuming and may cause interruptions in the production of our vaccine. A third-party manufacturer may also encounter difficulties in production. These problems may include:

•	difficulties with production costs, scale up and yields;
•	challenges in developing a lyophilized formula of, or validating a lyophilization process for, LUNAR-COV19;
•	challenges in storage and cold chain distribution of LUNAR-COV19 (even with lyophilization);
•	availability of raw materials and supplies;
•	quality control and assurance;
•	shortages of qualified personnel;
•	compliance with strictly enforced federal, state and foreign regulations that vary in each country where products might be sold; and
•	lack of capital funding.

As a result, any delay or interruption could have a material adverse effect on our business, financial condition, and results of operations.

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

Other than our LUNAR-COV19 vaccine candidate and LUNAR-OTC, all of our programs are preclinical and targeted toward indications for which there are product candidates in clinical development. We will face competition from other drugs currently approved or that may be approved in the future for the same therapeutic indications as our product candidates. For example, both Synlogic and Ultragenyx are currently conducting clinical trials with therapies to treat OTC deficiency. Currently approved therapies for these patients include the small molecule nitrogen scavengers sodium benzoate, sodium phenylacetate, and sodium phenylbutyrate, and glycerol phenylbutyrate (brand name Ravicti). Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

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

As of December 31, 2020, we had 118 employees. In the future we may expand our employee base to increase our managerial, scientific, operational, commercial, financial and other resources and we may hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure or give rise to operational mistakes, loss of business opportunities, loss of employees or reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

•

Federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act (“FCA”), which imposes criminal or civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment to the federal government, including Medicare or Medicaid, that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties $11,665 to $23,331 per false claim or statement.

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

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policymakers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”) was enacted, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. The ACA included a number of provisions that may reduce the profitability of drug products, including revising the rebate methodology for covered outpatient drugs under the Medicaid Drug Rebate Program, extending Medicaid rebates to individuals enrolled in Medicaid managed care plans, and requiring drug manufacturers to pay an annual fee based on their market share of prior year total sales of branded programs to certain federal health care programs.

There remain executive, legal and political challenges to certain aspects of the ACA. For example, in December 2017, Congress repealed the tax penalty for an individual’s failure to maintain ACA-mandated health insurance as part of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), effective January 1, 2019. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case and held oral arguments on November 10, 2020. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how the U.S. Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our operations.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which started in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken, except for a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, also reduced Medicare payments to several categories of healthcare providers. Additionally, the Bipartisan Budget Act of 2018, among other things, amended the ACA to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, Congress and the Biden administration may seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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

Our headquarters are located in San Diego, California. We are vulnerable to natural disasters such as earthquakes and wildfires, as well as other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

RISKS RELATED TO OUR COMMON STOCK

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, U.S. federal net operating losses (“NOLs”) incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses for United States federal income tax purposes, unused NOLs will carry forward to offset future taxable income (subject to any applicable limitations), if any. Under Sections 382 and 383 of the Code, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe we may have triggered an “ownership change” limitation; however, we have not completed a study in accordance with Sections 382 and 383 of the Code to determine whether this ownership change has occurred. We may also experience ownership changes in the future as a result of subsequent shifts in our share ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Similar provisions of U.S. state tax law may also apply to limit our use of accumulated state tax attributes, including our state NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our shares.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have three properties located in San Diego, California. Our principal place of business is located at 10628 Science Center Drive, Suite 250, and consists of approximately 24,700 square feet of office space and laboratory space leased through March 2025. We have the right to extend this lease for an additional five-year term.

On February 16, 2020, we entered into a short-term lease for additional office and laboratory space located in close proximity to our main office at 10578 Science Center Drive, Suite 150. The additional space of approximately 11,750 square feet is leased through March 2025.

On February 26, 2021, we entered into a short-term lease for additional office and laboratory space located in close proximity to our main office at 10240 Science Center Drive, Suite 100. The additional space of approximately 4,312 square feet is leased for a term of twelve months. We have the right to extend this lease for an additional twelve months.

We believe that our properties are suitable for the conduct of our business.

Item 3. Legal Proceedings

On December 13, 2019, a former employee of the Company filed a complaint in San Diego County Superior Court, captioned Adonary Munoz v. Arcturus Therapeutics, Inc., et al, Case No. 37-2019-00066358-CU-PO-CTL. The lawsuit alleges sexual assault by an acquaintance of one of our employees and seeks to hold the Company liable on a number of causes of action. On January 17, 2020, a second amended complaint (“SAC”) was filed seeking $30 million in damages, including punitive damages and damages for emotional distress. The matter is scheduled for mediation on May 5, 2021. The Company believes the allegations of Ms. Munoz in her complaint are without merit, and intends to vigorously defend itself in the foregoing action. The Company is unable to estimate a potential loss or range of losses relating to this matter.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Common Stock

As of February 24, 2021, there were 18 holders of record of our common stock. As of such date, there were 26,280,275 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

None.

Issuer and Affiliated Purchaser - Purchases of Equity Securities

During the fiscal year 2018, we completed the sale of our intangible assets related to the ADAIR technology. Pursuant to the asset purchase agreement for ADAIR, we received a 30% ownership interest in the common stock of Vallon Pharmaceuticals, Inc. (“Vallon”) in consideration for the sale of the ADAIR technology. As of December 31, 2020, we held a 19% ownership interest due to the dilutive issuances of common stock by Vallon. Vallon completed an initial public offering and began trading on The Nasdaq Capital Market under the ticker “VLON” in February 2021. After this offering and other previous stock issuances of Vallon, Arcturus owns 843,750 shares of Vallon’s total post-IPO 6,811,122 outstanding shares, or approximately 12%.

Five Year Performance Graph

The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in Company common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index on December 31, 2015. With respect to “Market Information,” our common stock is listed on Nasdaq under the trading symbol “ARCT”.

Item 6. Selected Financial Data

The Company has elected to comply with Item 301 of Regulation S-K as amended effective February 10, 2021, and is omitting this disclosure in reliance thereon.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Arcturus is a global clinical-stage messenger RNA medicines company focused on the development of infectious disease vaccines and significant opportunities within liver and respiratory rare diseases. In addition to our mRNA platform, our proprietary lipid nanoparticle delivery system, LUNAR, has the potential to enable multiple nucleic acid medicines, and our proprietary STARR technology has the potential to provide longer-lasting RNA and sustained protein expression.

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

In August 2020, we announced the dosing of all subjects in the first cohort of the Phase 1 clinical study of our LUNAR-COV19 vaccine candidate. The study was conducted with CTI Clinical Trial and Consulting Services, a global CRO, and in collaboration with Duke-NUS Medical School in Singapore. In December 2020, we announced that we received approval from the Singapore HSA to proceed with a Phase 2 clinical study of the LUNAR-COV19 vaccine candidate.

Additionally, in October 2020, we announced the completion of the first three dose escalation cohorts in our ongoing Phase 1 study of ARCT-810, our messenger RNA-based therapeutic candidate for OTC deficiency.

Our activities since inception have consisted principally of performing research and development activities, general and administrative activities and raising capital to fund those efforts. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenues and profit from operations. As of December 31, 2020, we had an accumulated deficit of $143.8 million.

Liquidity and Capital Resources

Overview

Since our inception, we have funded our operations principally with proceeds from the sale of capital stock and revenues earned through collaborative agreements. At December 31, 2020, we had $462.9 million in unrestricted cash and cash equivalents.

On October 12, 2018, we entered into a Loan and Security Agreement with Western Alliance Bank whereby we received gross proceeds of $10.0 million under a long-term debt agreement (the “Loan”).

On October 30, 2019, we and the Bank entered into a Third Amendment (the “Third Amendment”) to the Loan and Security Agreement dated as of October 12, 2018 (as amended, the “Loan Agreement”).

Pursuant to the Third Amendment, the Bank agreed to make a term loan to us on October 30, 2019, in the amount of $15.0 million (the “Term Loan”). The resulting net increase in the indebtedness of us was $5.0 million. The Term Loan bears interest at a floating rate ranging from 1.25% to 2.75% above the prime rate. The amendment further provides that the Term Loan has a maturity date of October 30, 2023. We shall make monthly payments of interest only until the interest-only end date of October 1, 2021 and thereafter shall make monthly payments of principal and interest during a 24-month amortization period. Upon maturity or prepayment, we will be required to pay a 2% fee as a result of the FDA’s approval to proceed with the Company’s LUNAR-OTC (ARCT-810) program based on its IND submission.

On March 4, 2020, we were awarded a grant (the “Grant”) from the Singapore EDB to support the co-development of a potential COVID-19 vaccine with the Duke-NUS Medical School. The Grant provides for up to S$14.0 million (approximately US$10.0 million using the exchange rate at the time the grant contract was entered into) in grants to support the development of the vaccine. We entered into an amendment to the Grant on September 24, 2020 to update certain delivery and milestone timelines. The Grant has been paid in full by the EDB as a result of the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The funds received have been recognized as contra research and development expense in proportion to the percentage covered by the EDB of the overall budget. We are liable for certain expenses during the program and are also subject to certain conditions, including (i) completing an external audit within 183 days of the conclusion of the claim period on February 20, 2021, or August 22, 2021, and (ii) delivering 10 grams of LUNAR-COV19 vaccine candidate suitable for use in a phase 3 trial in two shipments with a partial shipment by June 30, 2021 and a remaining shipment by September 30, 2021. Additionally, we are required to pay an agreed upon royalty rate to Duke-NUS on future net sales of the LUNAR-COV19 vaccine candidate in markets or jurisdictions outside of Singapore.

On October 2, 2020, we were awarded another grant from the Singapore EDB to support the further development of a potential COVID-19 vaccine. The grant provides for up to S$9.3 million (approximately US$6.7 million) to support the development of the vaccine candidate for costs incurred in Singapore subject to certain conditions including (i) completing an external audit within 183 days from March 31, 2021, or September 30, 2021, (ii) delivering 10 grams of LUNAR-COV19 vaccine candidate suitable for use in a phase 3 trial in two shipments with a partial shipment by June 30, 2021 and a remaining shipment by September 30, 2021 and (iii) creating an entity in Singapore which was completed during the fourth quarter of 2020. The grant will be paid in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate. We received the first installment of $3.6 million in the fourth quarter of 2020.

On November 7, 2020, we entered into a Manufacturing Support Agreement (the “Support Agreement”) with the Economic Development Board of the Republic of Singapore (the “EDB”). Pursuant to the Support Agreement, the EDB agreed to make a term loan of up to S$62.1 million, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (the “Singapore Loan”). The Singapore Loan and the related side letter includes certain loan covenants requiring (i) unused funds as of June 30, 2021 to be subsequently returned within thirty days, subject to the agreed upon extension of the reconciliation date, (ii) us to provide a quarterly reconciliation report within forty-five days of each financial quarter end, (iii) an external audit to be completed by September 26, 2021, (iv) us to deliver 10 grams of the LUNAR-COV19 vaccine candidate suitable for use in a phase 3 trial in two shipments with a partial shipment by June 30, 2021 and a remaining shipment by September 30, 2021, and (v) us to provide EDB with a right of first refusal on GMP manufacturing slots of the LUNAR-COV19 vaccine candidate up to an agreed-upon maximum amount. We elected to borrow the full amount available under the Support Agreement of S$62.1 million, or $46.6 million, as a result of applicable exchange rates, on January 29, 2021.

The Singapore Loan accrues interest at a rate of 4% per annum calculated on a daily basis. Subject to certain exceptions, the Singapore Loan is intended to be a limited recourse loan that will be repaid solely through a royalty payment of 10% of net sales proceeds of the LUNAR-COV19 vaccine candidate, up to the amount of the outstanding principal and interest under the Singapore Loan. However, all unpaid principal and interest under the Singapore Loan will be due and payable five years after the borrowing date, if net sales of the LUNAR-COV19 vaccine exceed a certain minimum threshold during this five year period or we obtain clearance to sell the vaccine in specified jurisdictions. Unpaid principal and interest under the Singapore Loan will also become due and payable upon an event of default under the Support Agreement. The first vaccine sales, including the amount of net sales, shall be reported to EDB within 10 days of delivery and quarterly reports of aggregate vaccine sales, including net sales proceeds shall be provided within 30 days after quarter end.

If any portion of the Singapore Loan is required to be forgiven pursuant to the terms of the Support Agreement, the EDB has the right to take ownership of certain raw materials and equipment that were purchased by us with proceeds of the Singapore Loan (the “Specified Assets”). We entered into a security agreement (the “Security Agreement”) for the benefit of the EDB to provide that repayment of the Singapore Loan and related obligations are secured by a lien on the Specified Assets.

In connection with the entry into the Support Agreement, we entered into a consent agreement with Western Alliance Bank and an amendment to the Loan and Security Agreement, dated as of October 12, 2018, to exclude the Specified Assets from Western Alliance Bank’s lien on certain assets of Arcturus.

A significant portion of our current cash balance of $462.9 million along with the $46.6 million from the Singapore Loan is expected to be utilized during fiscal year 2021 to fund (i) the Phase 2 trial and anticipated Phase 3 trial of our current LUNAR-COV19 vaccine candidate, (ii) the continued Phase 1 trial and anticipated Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (iii) advancing our new LUNAR-FLU program toward submission of an IND, (iv) and other programs and administrative costs.

The Phase 3 trial of our LUNAR-COV19 vaccine candidate is expected to be funded primarily or exclusively through our cash reserves. If we achieve EUA approval to market our LUNAR-COV19 vaccine candidate, we will need to raise additional funds through equity transactions, additional debt or prepayments from potential customers, among other options, to fund commercialization of LUNAR-COV19.

If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain additional needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing shareholders. Our future capital requirements are difficult to forecast and will depend on many factors.

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

The following table shows a summary of our cash flows for the year ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash provided by (used in):
Operating activities	$(42,861)	$(6,445)	$(20,760)
Investing activities	(1,742)	(818)	22,134
Financing activities	436,145	41,907	10,204
Net increase in cash and restricted cash	$391,542	$34,644	$11,578

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

Net cash used in operating activities was $42.9 million on a net loss of $72.1 million for 2020, $6.4 million on a net loss of $26.0 million for 2019 and $20.8 million on a net loss of $21.8 million for 2018. Adjustments for non-cash charges which includes share-based compensation expense and depreciation and amortization were $8.1 million for 2020, $3.6 million for 2019 and $2.2 million for 2018. Changes in working capital resulted in adjustments to operating net cash inflows of $21.2 million for 2020, net cash inflows of $16.0 million for 2019, and net cash outflows of $1.2 million for 2018. The significant adjustments to operating net cash inflows for 2020 were primarily due to the supply agreement with Israeli MOH signed in the third quarter of 2020 along with increased accounts payable and accrued liabilities from LUNAR-COV19 (ARCT-021) and LUNAR-OTC (ARCT-810) clinical trial activities, which expenses were incurred as discussed below.

Investing Activities

Net cash used in investing activities of $1.7 million for 2020 and $0.8 million for 2019 reflected the acquisition of property and equipment. Net cash provided by investing activities of $22.1 million for 2018 reflected proceeds from the maturities of our short-term investments of $30.2 million, offset by purchases of short-term investments of $6.6 million, and cash used to purchase property and equipment of $1.5 million.

Financing Activities

Net cash provided by financing activities of $436.1 million for 2020 consisted of net proceeds from the issuance of common stock in three underwritten public offerings of $423.8 million, net proceeds of $9.6 million from the issuance of common stock to Ultragenyx upon exercise of its option and proceeds from the exercise of stock options of $2.7 million. Net cash provided by financing activities of $41.9 million for 2019 consisted of net proceeds from the issuance of common stock of $15.5 million to Ultragenyx, net proceeds from the issuance of common stock of $21.3 million related to public offerings, net proceeds from long-term debt of $4.9 million, and proceeds from the exercise of stock options of $0.1 million. Net cash provided by financing activities of $10.2 million for 2018 consisted of net proceeds from the exercise of stock options of $0.3 million and net proceeds from long-term debt of $9.9 million.

Funding Requirements

We anticipate that we will continue to generate annual net losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin commercialization of our products. As a result, we will require additional capital to fund our operations in order to support our long-term plans. We believe that our current cash position will be sufficient to meet our anticipated cash requirements through at least the next twelve months, assuming, among other things, no significant unforeseen expenses, continued funding from partners at anticipated levels and our payment obligations under our long-term credit facility referenced in Note 7 to our Consolidated Financial Statements continuing following the current maturity schedule. We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Our future funding requirements are difficult to forecast and will depend on many factors, including the following:

•	the development of ARCT-021, our LUNAR-COV19 vaccine candidate;
•	the achievement of milestones under our strategic alliance agreements;
•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;
•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	the cost and timing of hiring new employees to support our continued growth;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the costs and timing of procuring clinical and commercial supplies of our product candidates;
•	the costs and timing of establishing sales, marketing and distribution capabilities;
•	the costs associated with legal proceedings;

•	the costs associated with potential litigation related to collaboration agreements; and
•	the extent to which we acquire or invest in businesses, products or technologies.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements included in this Annual Report. Our historical results of operations and the year-to-year comparisons of our results of operations that follow are not necessarily indicative of future results.

Revenues

We enter into arrangements with pharmaceutical and biotechnology partners and government agencies that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise and exclusivity fees and royalties on future sales. The following table summarizes our total revenues for the periods indicated (in thousands):

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Collaboration revenue	$9,539	$20,789	$15,753

Collaboration revenue decreased by $11.3 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in collaboration revenue primarily relates to (i) $5.6 million of decreased revenue from reduced reimbursements associated with the CureVac co-development agreement that terminated in the second quarter of 2019, (ii) a decrease in one-time sublicense revenue from Synthetic Genomics as we recognized sublicense revenue of $3.3 million during the second quarter of 2019, (iii) a reduction of $1.9 million in revenue recognized related to the Ultragenyx Agreement, as we recorded a large amount of upfront payment amortization upon the execution of the Ultragenyx Third Amendment during the second quarter of 2019 and also recognized fewer research and development expense reimbursements related to the Ultragenyx Agreement during 2020, and (iv) lower research and development expense reimbursements recognized in 2020 related to other collaboration agreements, including with Providence Therapeutics and Takeda. The decrease in collaboration revenue was partially offset by increased revenue recognition related to the Janssen agreement and other collaboration agreements.

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

Operating Expenses

Our operating expenses consist of research and development and general and administrative expenses.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Operating expenses:
Research and development, net	$57,846	$33,640	$16,982
General and administrative	23,217	12,662	20,582
Total	$81,063	$46,302	$37,564

The following table presents our total research and development expenses by category:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
External pipeline development expenses:
LUNAR-OTC (ARCT-810)	$13,008	$15,616	$3,699
LUNAR-CF (ARCT-032), net	4,405	813	337
LUNAR-COV19 (ARCT-021), net	20,896	—	—
Discovery technologies	1,748	3,937	2,943
External platform development expenses:
Partnered discovery technologies	1,515	1,894	1,979
Total development expenses	$41,572	$22,260	$8,958
Personnel related expenses	$12,824	$9,005	$6,533
Facilities and equipment expenses	3,450	2,375	1,491
Total research and development expenses, net	$57,846	$33,640	$16,982

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

The IND for our LUNAR-OTC program was accepted by the FDA in April 2020. However, the ongoing pandemic has delayed patient enrollment, resulting in lower clinical costs. As a result, LUNAR-OTC expenses for the year ended December 31, 2020 decreased by $2.6 million as compared to the year ended December 31, 2019. LUNAR-OTC expenses for the year ended December 31, 2019 increased by $11.9 million as compared to the year ended December 31, 2018. The increase from 2018 to 2019 was due primarily to preparation for an IND application, which was submitted during the first quarter of 2020.

LUNAR-CF expenses were $4.4 million in the year ended December 31, 2020, $0.8 million in the year ended December 31, 2019 and $0.3 million in the year ended December 31, 2018. The increase in LUNAR-CF expenses from 2018 to 2019 and from 2019 to 2020 was due primarily to the amendment to the CFF Agreement executed in July 2019, and we expect that our development efforts and associated costs will increase over the next several years as the LUNAR-CF program moves toward expected IND submission in 2022. These amounts are net of funds awarded by the CFF.

In March 2020, we signed a contract for approximately $10.0 million (using the exchange rate at the time the grant contract was entered into) with the Singapore Economic Development Board that will fund a portion of the costs incurred in our LUNAR-COV19 program. In October 2020, we entered into an additional grant agreement for approximately $6.7 million (using the exchange rate at the time the grant contract was entered into). We expect that the program costs and pre-launch inventory costs will continue to increase as clinical trials progress and we advance program development. The research and development costs were $20.9 million for the year ended December 31, 2020. There were no comparable costs in 2019 or 2018.

Discovery technologies represents our efforts to expand our product pipeline. Discovery technology expenses were $1.7 million in the year ended December 31, 2020, $3.9 million in the year ended December 31, 2019 and $2.9 million in the year ended December 31, 2018. The decrease in discovery technology expenses from 2019 to 2020 was due to focusing our efforts on the advancement of our LUNAR-OTC and LUNAR-COV19 programs. The increase in discovery technology expenses from 2018 to 2019 was due to additional efforts to add new capabilities necessary to expand our future platform technology and discovery of our next programs. These efforts have resulted in new programs such as STARR technology.

Partnered discovery technologies expenses were $1.5 million in the year ended December 31, 2020, $1.9 million in the year ended December 31, 2019 and $2.0 million in the year ended December 31, 2018. The decrease in partnered discovery technologies expenses from 2019 to 2020 was primarily caused by a decrease in activity relating to our collaboration with Takeda. We expect partnered discovery technologies expenses to fluctuate based on the needs of our collaboration partners.

Personnel related expenses, net of funds received from CFF and the Singapore EDB, were $12.8 million in the year ended December 31, 2020, $9.0 million in the year ended December 31, 2019 and $6.5 million in the year ended December 31, 2018. The increase in personnel related expenses from 2019 to 2020 was primarily due to (i) increased headcount related to the addition of our LUNAR-COV19 program and (ii) increased share-based compensation expense resulting from our increased stock price in 2020. The increase in personnel related expenses from 2018 to 2019 was due primarily to increased headcount necessary to advance our external pipeline and platform efforts. We expect personnel related expenses to increase in 2021 as we expand our headcount to execute our business plan.

Facilities and equipment expenses were $3.5 million in the year ended December 31, 2020, $2.4 million in the year ended December 31, 2019 and $1.5 million in the year ended December 31, 2018. The increase in facilities and equipment expenses from 2019 to 2020 was primarily due to the lease of a second building entered into in early 2020. The increase in facilities and equipment expenses from 2018 to 2019 was due primarily to higher rent and related costs associated with our headquarter lease.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses were $23.2 million in the year ended December 31, 2020, $12.7 million in the year ended December 31, 2019 and $20.6 million in the year ended December 31, 2018. The increase in general and administrative expenses from 2019 to 2020 was primarily caused by (i) a $5.9 million increase in personnel related expenses due to increased headcount and increased share-based compensation, (ii) a $1.6 million increase in facilities and insurance expenses due to the execution of a new lease agreement and (iii) a $2.3 million increase in professional fees due to a $2.4 million insurance settlement received in 2019 relating to the proxy matter that was recorded as contra-general and administrative expense. The decrease in general and administrative expenses from 2018 to 2019 was primarily due to (i) non-recurring proxy, legal and related costs incurred in 2018 of $7.3 million, which did not recur in 2019, and (ii) the insurance settlement of $2.4 million relating to the proxy matter that was recorded as contra-G&A expense when it was received in 2019, offset by increases in personnel costs of $1.1 million, public company related expenses of $0.4 million, and facilities and other costs of $0.3 million. Without the effect of the one-time proxy costs, general and administrative expenses would have been relatively consistent between 2018 and 2019. We expect general and administrative expenses to increase in 2021 as we expand our headcount, facilities and professional services to execute our business plan.

Finance income (expense), net

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Finance income (expense), net:
Interest income	$470	$408	$514
Interest expense	(831)	(854)	$(186)
Total	$(361)	$(446)	$328

Interest income is generated on cash and cash equivalents. For the year ended December 31, 2020, the increase in interest income compared to the year ended December 31, 2019 resulted from increased interest on bank deposits due to higher cash balances, partially offset by lower interest rates earned. For the year ended December 31, 2019, the decrease in interest income compared to the year ended December 31, 2018 resulted from decreased investments.

Interest expense relates to the long-term debt with Western Alliance Bank. Interest expense was relatively flat for the year ended 2020 as compared to 2019. The increase in interest expense for the year ended 2019 as compared to 2018 was due to an entire year of interest incurred during 2019 versus one quarter of interest incurred during the fourth quarter of 2018.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). As such, we make certain estimates, judgments and assumptions that we believe are reasonable, based upon information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our results of operations and financial condition. We describe our significant accounting policies more fully in Note 2 to our consolidated financial statements for the year ended December 31, 2020. In the following paragraphs, we describe the specific risks associated with these critical accounting policies and we caution that future events may not reflect exactly as one may expect, and that best estimates may require adjustment.

The following are our significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition

Research and development revenue under collaborative agreements

We recognize R&D revenue from several collaboration agreements. Our collaboration agreements typically contain promised goods and services, including technology licenses or options to obtain technology licenses, R&D services, and manufacturing services. Upon entering into a collaboration agreement, we are required to make the following judgments:

Identifying the performance obligations contained in the agreement

Our assessment of what constitutes a separate performance obligation requires us to apply judgment. Specifically, we are required to identify which goods and services we are required to provide under the contract are distinct, if any.

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

Allocating the transaction price to each of our performance obligations

If we were to allocate the transaction price to more than one performance obligation, we would make estimates of the relative stand-alone selling price of each performance obligation, as it is not typical for us to sell our goods or services on a stand-alone basis. The estimate of the relative stand-alone selling price would require us to make significant judgments. To date, we have not entered into a collaboration agreement with more than one performance obligation.

The R&D revenue we recognize each period is comprised of several types of revenue, including amortization from upfront payments, milestone payments, option exclusivity fees and other services. Each of these types of revenue require us to make various judgments and estimates.

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

Research and Development Expenses, Including Clinical Trial Accruals/Expenses

Research and development costs consist of salaries and benefits, including related stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf, such as clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs. Research and development costs are expensed as incurred.

Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these clinical trial activities to third parties. Third-party clinical trial expenses include investigator fees, site and patient costs, CRO costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as prepaid assets or accrued expenses. These third-party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. Our historical clinical accrual estimates have not been materially different from our actual costs.

Off-balance sheet arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of United States interest rates. Due to the nature of our investments and term loan, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and related financial statement schedules required to be filed are listed in the Index to Consolidated Financial Statements and are incorporated herein and in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As of December 31, 2020, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcturus Therapeutics Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited Arcturus Therapeutics Holdings Inc. and its Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Arcturus Therapeutics Holdings Inc. and its Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders‘ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

March 1, 2021

Changes in Internal Control Over Financial Reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
(1)	The information required by this item is included in Item 8 of Part II of this Annual Report.;
(2)

Financial statement schedules not listed above have been omitted because information required to be set forth therein is not applicable, not required, or the information required by such schedules is shown in the consolidated financial statements or the notes thereto.

(3)	See the exhibit index preceding the signature pages to this Annual Report, which is incorporated by reference herein.
(b)	See the exhibit index preceding the signature pages to this Annual Report, which is incorporated by reference herein.
(c)	Not applicable.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description
1.1

Underwriting Agreement, dated December 7, 2020, by and among Arcturus Therapeutics Holdings Inc., Piper Sandler & Co., Guggenheim Securities, LLC and Wells Fargo Securities, LLC. Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on December 8, 2020 (File No. 001-38942).

3.1

Certificate of Incorporation. Incorporated by reference to Annex B to the proxy statement/prospectus which forms part of the Registration Statement on Form S-4 filed on March 18, 2019 (File No. 333-230353).

3.2	Certificate of Amendment, dated November 25, 2020. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 25, 2020 (File No. 001-38942).

3.3	Bylaws of Arcturus Therapeutics Holdings Inc. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3, filed with the SEC on May 8, 2020 (File No. 333-238139).

4.1*	Description of Registrant’s Securities.

10.1†

Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.2†	Amended and Restated 2019 Omnibus Equity Incentive Plan. Incorporated by reference Exhibit 4.3 to the Registration Statement on Form S-8 filed on August 5, 2020 (File No. 001-38942).

10.3†

Arcturus Therapeutics Ltd. Amended and Restated Compensation Policy for Company Office Holders. Incorporated by reference to Exhibit 99.2 to the Company’s Report of Foreign Private Issuer on Form 6-K filed on July 27, 2018 (File No. 001-35932).

10.4**

Loan and Security Agreement, dated October 12, 2018, by and between Western Alliance Bank and Arcturus Therapeutics, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Report of Foreign Private Issuer on Form 6-K filed on October 15, 2018 (File No. 001-35932).

10.5**

Amended and Restated Amendment to Development and Option Agreement, dated as of September 28, 2018, by and between CureVac AG and Arcturus Therapeutics Inc. Incorporated by reference to Exhibit 99.2 to the Company’s Report of Foreign Private Issuer on Form 6-K filed on October 1, 2018 (File No. 001-35932).

10.6**

Research Collaboration and License Agreement, by and between Arcturus Therapeutics, Inc. and Janssen Pharmaceuticals, Inc., dated October 18, 2017. Incorporated by reference to Exhibit 4.7 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.7**

Research and Exclusive License Agreement, by and between Arcturus Therapeutics, Inc. and Synthetic Genomics, Inc., effective October 24, 2017. Incorporated by reference to Exhibit 4.8 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.8**

Research Agreement, by and between Arcturus Therapeutics, Inc. and Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, effective December 6, 2016, as amended December 21, 2017. Incorporated by reference to Exhibit 4.9 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.9**

Research Collaboration and License Agreement, by and between Arcturus Therapeutics, Inc. and Ultragenyx Pharmaceutical Inc., entered into as of October 26, 2015, as amended October 17, 2017 and April 20, 2018. Incorporated by reference to Exhibit 4.10 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

Exhibit Number	Description
10.10**

Third Amendment to Research Collaboration and License Agreement, by and between Arcturus Therapeutics, Inc. and Ultragenyx Pharmaceutical Inc., effective June 18, 2019. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 20, 2019 (File No. 001- 38942).

10.11**

Letter Agreement, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation, dated May 16, 2017.  Incorporated by reference to Exhibit 4.11 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.12**

Amendment No. 2 to Letter Agreement, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation, dated August 1, 2019. Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2019.

10.13**

Development and Option Agreement, by and between Arcturus Therapeutics, Inc. and CureVac AG, dated January 1, 2018, as amended May 3, 2018. Incorporated by reference to Exhibit 4.12 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.14**

Third Amendment to Development and Option Agreement, by and between Arcturus Therapeutics, Inc. and CureVac AG, dated July 26, 2019. Incorporated by reference to Exhibit 10.20 to Form 10-Q filed on August 14, 2019 (File No. 001-38942).

10.15**

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

10.17**

License Agreement, by and between Arcturus Therapeutics, Inc., as successor-in-interest to Marina Biotech, Inc., and Protiva Biotherapeutics Inc., dated as of November 28, 2012. Incorporated by reference to Exhibit 4.14 to Form 20-F/A filed on July 10, 2018 (File No. 001-35932).

10.18**

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

10.20**

Amended and Restated Joint Venture, Research Collaboration and License Agreement, dated as of July 14, 2018 by and between Arcturus Therapeutics, Inc. and Providence Therapeutics, Inc. Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 10, 2019 (File No. 001-35932).

10.21**

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
10.23

First Amendment to Lease Agreement, by and between Arcturus Therapeutics Holdings Inc. and ARE-SD Region No. 44, LLC dated February 1, 2020. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.24**

Acceptance Letter, dated March 4, 2020, by and between Arcturus Therapeutics Holdings Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.25**

Supply Agreement, dated August 17, 2020, by and between Arcturus Therapeutics, Inc. and the Israeli Ministry of Health. Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed on November 9, 2020 (File No. 001-38942).

10.26**

Manufacturing Support Agreement, dated November 7, 2020, by and between Arcturus Therapeutics Holdings Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on November 9, 2020 (File No. 001-38942).

10.27

Fourth Amendment to Loan and Security Agreement, dated December 1, 2020, by and between Arcturus Therapeutics, Inc. and Western Alliance Bank. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 7, 2020 (File No. 001-38942).

10.28†	2020 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to Form S-8 filed on August 5, 2020 (File No. 001-38942).

10.29*	Second Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated November 13, 2020.

10.30*	Third Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated February 25, 2021.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Annual Report).

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3*	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

101.INS Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description
101.SCH Inline XBRL Taxonomy Extension Schema

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB Inline XBRL Taxonomy Extension Label Linkbase

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: March 1, 2021	By:	/s/ Joseph E. Payne
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

Name	Title	Date

/s/ Joseph E. Payne	President, Chief Executive Officer and Director	March 1, 2021
Joseph E. Payne	(principal executive officer)

/s/ Dr. Peter Farrell	Chairman of the Board	March 1, 2021
Dr. Peter Farrell

/s/ Andrew Sassine	Director and Chief Financial Officer	March 1, 2021
Andrew Sassine	(principal financial officer)

/s/ Dr. Magda Marquet	Director	March 1, 2021
Dr. Magda Marquet

/s/ James Barlow	Director	March 1, 2021
James Barlow

/s/ Edward Holmes	Director	March 1, 2021
Edward Holmes

/s/ Karah Parschauer	Director	March 1, 2021
Karah Parschauer

/s/ Keith C. Kummerfeld	Vice President of Finance and Corporate Controller	March 1, 2021
Keith C. Kummerfeld	(principal accounting officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcturus Therapeutics Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcturus Therapeutics Holdings Inc. and its Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued research and development expenses
Description of the Matter

At December 31, 2020, the Company incurred $57.8 million for research and development expenses and accrued $4.1 million for clinical trial expenses. As described in Note 2 to the consolidated financial statements, the Company records accruals for estimated costs of research and development activities, including contract services for clinical trials and related clinical manufacturing costs in connection with early discovery efforts. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with Clinical Research Organizations ("CROs") and clinical trial sites. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Auditing management’s accounting for accrued research and development expenses, for which the Company has either not been invoiced or has not received information on the actual costs incurred, was especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent upon information from internal clinical personnel and third party service providers and involves a high volume of data which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for accrued research and development expenses. For example, we tested controls over management’s assessment and measurement of estimated accrued costs, including data inputs for study progress and remaining stages of completion under each study.

To test the Company’s accrued research and development expenses, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We attended internal clinical trial and project status meetings with accounting and clinical project managers to inspect the status of significant research and development activities. To assess the appropriate measurement of accrued research and development costs, our audit procedures included, among others, obtaining and inspecting significant agreements and agreement amendments, evaluating the Company’s documentation of trial timelines, and testing a sample of transactions and comparing the costs against related invoices and contracts. We also tested a sample of subsequent payments to evaluate the completeness of the accrued expenses and compared the results to the current year accrual.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 2018.

San Diego, California

March 1, 2021

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value information)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$462,895	$71,353
Accounts receivable	2,125	2,179
Prepaid expenses and other current assets	2,769	758
Total current assets	467,789	74,290
Property and equipment, net	3,378	2,349
Operating lease right-of-use asset, net	5,182	5,134
Equity-method investment	—	263
Non-current restricted cash	107	107
Total assets	$476,456	$82,143
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,774	$5,793
Accrued liabilities	20,639	7,134
Deferred revenue	18,108	8,397
Total current liabilities	49,521	21,324
Deferred revenue, net of current portion	12,512	15,182
Long-term debt, net of current portion	13,845	14,995
Operating lease liability, net of current portion	4,025	4,850
Total liabilities	79,903	56,351
Stockholders’ equity:
Common stock: $0.001 par value; 60,000 shares authorized and 26,192 shares issued and outstanding at December 31, 2020; 30,000 shares authorized and 15,138 shares issued and outstanding at December 31, 2019	26	15
Additional paid-in capital	540,343	97,445
Accumulated deficit	(143,816)	(71,668)
Total stockholders’ equity	396,553	25,792
Total liabilities and stockholders’ equity	$476,456	$82,143

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Collaboration revenue	$9,539	$20,789	$15,753
Operating expenses:
Research and development, net	57,846	33,640	16,982
General and administrative	23,217	12,662	20,582
Total operating expenses	81,063	46,302	37,564
Loss from operations	(71,524)	(25,513)	(21,811)
Loss from equity-method investment	(263)	(32)	(302)
Finance (expense) income, net	(361)	(446)	328
Net loss	(72,148)	(25,991)	(21,785)
Net loss per share, basic and diluted	$(3.55)	$(2.15)	$(2.16)
Weighted-average shares outstanding, basic and diluted	20,305	12,069	10,069
Comprehensive loss:
Net loss	$(72,148)	$(25,991)	$(21,785)
Unrealized gain on short-term investments	—	—	3
Comprehensive loss	$(72,148)	$(25,991)	$(21,782)

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE - December 31, 2017	10,699	$212	$56,674	$(3)	$(23,089)	$33,794
Net loss	—	—	—	—	(21,785)	(21,785)
Unrealized gain on short-term investments	—	—	—	3	—	3
Share-based compensation	—	—	1,259	—	—	1,259
Issuance of common stock upon exercise of stock options	63	2	369	—	—	371
BALANCE – December 31, 2018	10,762	214	58,302	—	(44,874)	13,642
Net loss	—	—	—	—	(25,991)	(25,991)
Share-based compensation	—	—	1,982	—	—	1,982
Redomiciliation share exchange	(43)	(203)	203	—	—	—
Issuance of common stock to Ultragenyx, net of issuance costs	2,400	2	15,543	—	—	15,545
Issuance of common stock, net of issuance costs	1,995	2	21,276	—	—	21,278
Issuance of common stock upon exercise of stock options	24	—	139	—	—	139
Effect of adoption of ASU 2014-09	—	—	—	—	(803)	(803)
BALANCE – December 31, 2019	15,138	15	97,445	—	(71,668)	25,792
Net loss	—	—	—	—	(72,148)	(72,148)
Share-based compensation	—	—	6,764	—	—	6,764
Issuance of common stock to Ultragenyx on option exercise	600	1	9,599	—	—	9,600
Issuance of common stock, net of issuance costs	10,059	10	423,809	—	—	423,819
Issuance of common stock upon exercise of stock options	395	—	2,726	—	—	2,726
BALANCE – December 31, 2020	26,192	$26	$540,343	$—	$(143,816)	$396,553

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net loss	$(72,148)	$(25,991)	$(21,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	882	684	582
Share-based compensation expense	6,764	1,982	1,259
Loss from equity-method investment	263	25	302
Other non-cash expenses	162	873	38
Changes in operating assets and liabilities:
Accounts receivable	54	2,302	(4,001)
Prepaid expenses and other assets	(2,011)	(120)	421
Accounts payable	4,812	3,155	578
Accrued liabilities	11,320	1,675	1,687
Deferred revenue	7,041	8,970	159
Net cash used in operating activities	(42,861)	(6,445)	(20,760)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,742)	(818)	(1,478)
Purchases of short-term investments	—	—	(6,594)
Proceeds from maturities of short-term investments	—	—	30,206
Net cash (used in) provided by investing activities	(1,742)	(818)	22,134
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of lender fees	—	4,945	9,872
Proceeds from exercise of stock options	2,726	139	332
Proceeds from exercise of stock option by Ultragenyx and issuance of common stock and option, net of issuance costs, to Ultragenyx	9,600	15,545	—
Proceeds from issuance of common stock, net of issuance costs	423,819	21,278	—
Net cash provided by financing activities	436,145	41,907	10,204
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	391,542	34,644	11,578
Cash, cash equivalents and restricted cash at beginning of year	71,460	36,816	25,238
Cash, cash equivalents and restricted cash at end of year	$463,002	$71,460	$36,816

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$751	$691	$146
Non-cash investing activities
Right-of-use asset obtained in exchange for lease liabilities	$1,360	$5,868	$—
Sale of intangible assets for equity-method investment	$—	$—	$590
Purchase of property and equipment in accounts payable	$169	$240	$30
Release of repurchase liability for restricted shares	$—	$—	$39

The accompanying notes are an integral part of these consolidated financial statements.

Arcturus Therapeutics Holdings Inc. And its Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company”) is a global clinical-stage messenger RNA medicines company focused on development of infectious disease vaccines and significant opportunities within liver and respiratory rare diseases. The Company became a clinical stage company during 2020 when it announced that its Investigational New Drug (“IND”) application for ornithine transcarbamylase (“OTC”) deficiency was deemed allowed to proceed by the U.S. Food and Drug Administration (“FDA”), and its Clinical Trial Application (“CTA”) candidate LUNAR-COV19 was approved to proceed by the Singapore Health Sciences Authority.

The financial statements for periods prior to June 17, 2019, the effective date of the Redomiciliation, relate to Arcturus Therapeutics Ltd. and for the periods from and after June 17, 2019 relate to Arcturus Therapeutics Holdings Inc.

Recent Developments

See “Note 3 Revenue – Other Agreements” for further information on the agreement with and non-refundable payment of $12.5 million from the Israeli Ministry of Health.

See “Note 7 Debt – Manufacturing Support Agreement” for further information on the $46.6 million funded by the Singapore Economic Development Board in January 2021.

See “Note 8 Stockholders’ Equity – Underwritten Public Offerings of Common Stock” for further information on the Company’s recent public offerings with net proceeds of approximately $423.8 million.

Liquidity

The Company has incurred significant operating losses since its inception. As of December 31, 2020 and 2019, the Company had an accumulated deficit of $143.8 million and $71.7 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through the year ended December 31, 2020, the Company has funded its operations principally with the proceeds from the sale of capital stock and revenues earned through collaboration agreements. Through underwritten public offerings, the Company raised net proceeds of $423.8 million during fiscal year 2020, after deducting underwriting discounts, commissions, and offering expenses.

Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these consolidated financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

Restricted cash

Restricted cash represents cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord for the Company’s offices. At December 31, 2020 and 2019, the Company had restricted cash of $107,000 in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term in 2025.

Fair Value Measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Accounts Receivable

Accounts receivable are recorded at the net invoice value and are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reserves for specific

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

receivables if collectability is no longer reasonably assured. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns, and individual customer circumstances. The Company reevaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. No reserves have been recorded as of December 31, 2020 or 2019.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions in instruments with short maturities.

There was one customer that comprised 100% of the total accounts receivable balance at December 31, 2020 and one customer that comprised 98% of the total accounts receivable balance at December 31, 2019.

For the year ended December 31, 2020, the Company’s top four customers collectively represented 94% of the Company’s total revenue. For the year ended December 31, 2019, there were four customers that collectively represented 91% of the Company’s total revenue.

Intangible Assets Held for Sale and Equity Method Investment

At the end of the second quarter of 2018, the Company completed the sale of its intangible assets related to the ADAIR technology. Pursuant to the asset purchase agreement for ADAIR, the Company received a 30% ownership interest in the common stock of Vallon Pharmaceuticals, Inc. (“Vallon”), which was then a privately held company, in consideration for the sale of the ADAIR technology. As the Company’s Chief Executive Officer holds a seat on the investee’s board of directors, the Company has the ability to exercise significant influence over the operating and financial policies of this investee; therefore, the Company accounts for this investment as an equity-method investment.

The Company accounts for its share of the earnings or losses of the investee with a reporting lag of three months, as the financial statements of the investee are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized using the straight-line method over the respective useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Long-lived assets, including property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The determinants used for this evaluation include management’s estimate of an asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objectives. The Company did not recognize any impairment losses for the years ended December 31, 2020, 2019 and 2018.

Comprehensive Income/Loss

Comprehensive income/loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss represents unrealized losses on the Company’s marketable securities. There was no income tax effect related to unrealized losses for the years ended December 31, 2020, 2019 or 2018.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“Topic 842”), which requires lessees to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use assets and to disclose key information about leasing arrangements. The Company adopted Topic 842 on its effective date in the first quarter of 2019 using a modified retrospective approach. The Company elected the available package of practical expedients upon adoption, which allowed it to carry forward historical assessments of whether existing agreements contained a lease and the classification of existing operating leases.

See “Note 11, Commitments and Contingences” for specific details surrounding the Company’s leases.

Research and Development Costs, net

All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services), in process research and development expenses and license agreement expenses, net of any grants and prelaunch inventory. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

The Company records accruals for estimated research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractors bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs related to patient enrollment are accrued as patients enter and progress through the trial.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Share-Based Compensation

The Company recognizes share-based compensation for equity awards granted to employees, consultants, officers and directors as an expense on the statements of operations. Share-based compensation is recognized over the requisite service period of the individual awards using the straight-line attribution method, which generally equals the vesting period. Employees and officers’ stock options have a ten-year life and generally vest 25% on the first anniversary of the grant and in 1/36th equal installments on each monthly anniversary thereafter, such that options are fully vested on the four-year anniversary of the date of grant. The exercisability and vesting periods of options granted to consultants and directors vary.

The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, expected dividend yield, and a risk-free interest rate. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected volatility of stock options is based upon the historical volatility of a peer group of publicly traded companies. The Company has not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The risk-free interest rates used are based on the implied yield currently available in United States Treasury securities at maturity with a term equivalent to the expected term of the stock options. The effect of forfeited awards is recorded when the forfeiture occurs.

Pre-Launch Inventory

Prior to obtaining initial regulatory approval for an investigational product candidate, the Company expenses costs relating to production of inventory as research and development expense in its consolidated statements of operations, in the period incurred. When the Company believes regulatory approval and subsequent commercialization of an investigational product candidate is probable, and the Company also expects future economic benefit from the sales of the investigational product candidate to be realized, it will then capitalize the costs of production as inventory.

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of such amounts shown in the consolidated statement of cash flows:

	As of December 31,
(in thousands)	2020	2019	2018
Cash and cash equivalents	$462,895	$71,353	$36,709
Non-current Restricted cash	107	107	107
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$463,002	$71,460	$36,816

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive shares of common stock for the years ended December 31, 2020, 2019 and 2018 are comprised of stock options.

No dividends were declared or paid during the reporting periods.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted in any interim period for which financial statements have not yet been made available for issuance. The Company is currently evaluating the effect ASU 2019-12 will have on its consolidated financial statements and related disclosures.

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

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

The following table presents changes during the year ended December 31, 2020 in the balances of contract assets, including receivables from collaborative partners, and contract liabilities, including deferred revenue.

(in thousands)	Contract Assets
BALANCE - December 31, 2019	$2,179
Additions for revenue recognized from billings	4,030
Deductions for cash collections	(4,084)
BALANCE - December 31, 2020	$2,125

(in thousands)	Contract Liabilities
BALANCE - December 31, 2019	$23,579
Additions for advanced billings	16,579
Deductions for promised services provided in current period	(9,538)
BALANCE – December 31, 2020	$30,620

The following table summarizes the Company’s collaboration revenues for the periods indicated (in thousands). Approximately $1.0 million, $7.0 million and $5.0 million of total collaboration revenue represents revenue derived from foreign countries for the years ended December 31, 2020, 2019 and 2018, respectively.

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Collaboration Partner – Janssen	$2,964	$2,912	$1,232
Collaboration Partner – Ultragenyx	3,983	5,862	6,794
Collaboration Partner – CureVac	1,006	6,611	4,427
Collaboration Partner – SGI	256	3,518	1,402
Other	1,330	1,886	1,898
Total collaboration revenue	$9,539	$20,789	$15,753

The following paragraphs provide information on the nature and purpose of these collaboration arrangements.

Collaboration Partner – Janssen

In October 2017, the Company entered into a research collaboration and license agreement with Janssen (the “2017 Agreement”) to collaborate on developing candidates for treating HBV with RNA therapeutics. The 2017 Agreement allocated discovery, development, funding obligations, and ownership of related intellectual property among the Company and Janssen Pharmaceuticals, Inc. (“Janssen”). The Company received an upfront payment of $7.7 million and may receive preclinical, development and sales milestone payments of up to $56.5 million, as well as royalty payments on any future licensed product sales. The next potential milestone to be achieved relates to demonstrating in vivo efficacy and safety. Janssen began reimbursing the Company for research costs during the first quarter of 2019 upon the completion of the first of three research periods. Janssen may also pay option exercise fees within the $1.0 million to $5.0 million range per target. Janssen will pay royalties as a low to mid-single digit percentage of net sales of licensed products, subject to reduction on a country-by-country and licensed-product-by-licensed-product basis and subject to certain events, such as expiration of program patents. In addition, the 2017 Agreement includes an exclusivity period.

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

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

As of December 31, 2020, the remaining transaction price consisting of upfront consideration received and budgeted reimbursable out-of-pocket costs, is expected to be recognized using an input method over the remaining research period of 21 months. None of the development and commercialization milestones were included in the transaction price as they are outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur, provided that the reported sales are reliably measurable, and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price.

Total deferred revenue as of December 31, 2020 and December 31, 2019 for Janssen was $5.9 million and $5.9 million, respectively.

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

As part of the Ultragenyx Agreement and related amendments, Ultragenyx has paid $27.9 million in upfront fees, exclusivity extension fees and additional consideration. Ultragenyx also reimburses the Company for all internal and external development costs incurred. Pursuant to the Ultragenyx Agreement, Ultragenyx is required to make additional payments upon exercise of the Ultragenyx expansion option or exclusivity extension (if any) and if Ultragenyx achieves certain, clinical, regulatory and sales milestones, then the Company is eligible to receive royalty payments. For each development target for which Ultragenyx exercises its option, Ultragenyx will pay the Company a one-time option exercise fee that increases based upon the number of development targets selected by Ultragenyx and ranges from $0.5 million to $1.5 million. During the fourth quarter of 2020, Ultragenyx exercised its option to move forward with Preclinical Candidate Designation for its development target, Glycogen Storage Disease III, and paid an option fee to the Company of $0.5 million which was partially recognized as revenue during the quarter through a cumulative catch-up to the transaction price.

The current potential development, regulatory and commercial milestone payments for the existing development targets as of December 31, 2020 are $138.0 million. Ultragenyx will pay royalties as a single-digit percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term. As of December 31, 2020, Ultragenyx has not yet reached the clinical phase of the contract.

On June 18, 2019, Arcturus and Ultragenyx amended the collaboration agreement for a third time (“Amendment 3”). As part of Amendment 3, the total number of targets was increased from 10 to 12, and reserve targets will be exclusively reserved for Ultragenyx with no fees for four years after execution of the amendment. An equity component was also added as part of Amendment 3 wherein Ultragenyx purchased 2.4 million shares of common stock at a premium price. Along with the equity purchase, Ultragenyx received an option to purchase 0.6 million additional shares of common stock at $16.0 per share. In May 2020, the option was exercised.

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

As of December 31, 2020, the transaction price included the upfront consideration received, option payments, exclusivity extension payments and additional consideration received pursuant to Amendment 3. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that the consideration is outside the control of the Company and contingent upon success in future clinical trials, approval from the FDA and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Ultragenyx and therefore have also been excluded from the transaction price.

Amendment 3 was deemed a contract modification and accounted for as part of the original Ultragenyx Agreement and the Company recorded a cumulative catch-up adjustment of $1.1 million on the modification date. The transaction price is recognized to revenue on a straight-line basis using an input method over the 4-year reserve target exclusivity period. The reserve target exclusivity period represents the timing over which promised goods/services will be provided. Total deferred revenue at December 31, 2020 and December 31, 2019 from Ultragenyx was $9.2 million and $12.7 million, respectively.

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

Prior to expiration of the initial term of eight years (which was subsequently amended, as discussed below), the Development and Option Agreement also includes an option to extend the term on an annual basis for up to three years, subject to payment by CureVac to Arcturus of a non-refundable annual extension fee. The Development and Option Agreement includes potential milestone payments from CureVac to the Company for selected targets. The current potential milestone payments for the remaining targets as of December 31, 2020 are $14.0 million for rare disease targets and $23.0 million for non-rare disease targets. CureVac will pay royalties as a percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term in the low single-digit range. As of December 31, 2020, CureVac has not yet reached the clinical phase of the contract. Pursuant to a May 2018 amendment to the Development and Option Agreement (and as amended and restated on September 28, 2018), the Company increased the number of targets available to CureVac under the Development and Option Agreement and agreed upon the license forms to be executed upon selection of the targets by CureVac.

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

As of December 31, 2020, the transaction price included the upfront consideration received. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to CureVac and therefore have also been excluded from the transaction price. For the year ended December 31, 2020, no adjustments were made to the transaction price.

The upfront consideration of $5.0 million was recorded as deferred revenue in the Company’s balance sheet upon receipt and is currently being recognized as revenue on a straight-line basis using an input method over the remaining 31 month contractual term as of December 31, 2020. As a result of Amendment 3, the Company recorded a cumulative catch up adjustment of $0.4 million on the modification date, July 26, 2019. Total deferred revenue as of December 31, 2020 and December 31, 2019 for CureVac was $2.3 million and $3.2 million, respectively.

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

As of December 31, 2020, there is no consideration included in the transaction price as all forms of consideration included in the agreement are fully constrained. As it relates to FTE reimbursements, the Company

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

will recognize revenue as the services are performed and recognized $0.2 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively. No FTE revenue was recognized by the Company for the year ended December 31, 2020. Additionally, sublicensee consideration is fully constrained until the subsequent sublicence by SGI occurs. The Company recognized a sublicense revenue amount of $0.3 million and $3.3 million for the years ended December 31, 2020 and 2019, respectively, as SGI sublicensed the technology to multiple parties.

Other Agreements

Other Collaboration Revenue

The remaining revenue from smaller collaboration agreements and material transaction agreements primarily relates to the agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”). Under the agreement with Takeda, the Company recognized $1.0 million and $1.3 million of upfront payment amortization during the years ended December 31, 2020 and 2019, respectively, related to research and development activities. The current agreement was entered into on March 18, 2019 and is expected to be completed during fiscal year 2021.

Israeli Ministry of Health

On August 17, 2020, the Company entered into an agreement with the Israeli Ministry of Health (“MOH”) to supply the Company’s COVID-19 vaccine candidate to Israel (the “Israel Supply Agreement”) subject to certain conditions, including applicable regulatory approvals. In October 2020, and in association with the Israel Supply Agreement, the Company received a non-refundable payment of $12.5 million from the MOH which is included in deferred revenue as of December 31, 2020. This payment of $12.5 million is associated with a specified clinical trial milestone and serves as an initial reserve payment for a specified number of doses of the LUNAR-COV19 vaccine candidate pursuant to the Israel Supply Agreement. As a result of the making of this payment, the MOH became bound to purchase an initial quantity of 500,000 reserved vaccine doses, as set forth in and subject to the terms and conditions of the Israel Supply Agreement.

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

As of December 31, 2020 and 2019, all assets measured at fair value on a recurring basis consisted of cash equivalents, money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

NOTE 5. Balance Sheet Details

Accrued liabilities consisted of the following as of December 31, 2020 and 2019.

	December 31,
(in thousands)	2020	2019
Accrued compensation	$2,097	$1,608
Cystic Fibrosis Foundation liability	6,585	1,949
Singapore Economic Development Board liability	1,761	—
Current portion of operating lease liability	1,630	827
Current portion of long-term debt	1,250	—
Clinical accruals	4,067	—
Other accrued research and development expenses	3,249	2,750
Total	$20,639	$7,134

NOTE 6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2020	2019
Research equipment	$5,539	$3,658
Computers and software	284	271
Office equipment and furniture	574	561
Leasehold improvements	44	40
Total	$6,441	$4,530
Less accumulated depreciation and amortization	(3,063)	(2,181)
Property and equipment, net	$3,378	$2,349

Depreciation and amortization expense was $882,000, $684,000 and $582,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 7. Debt

Manufacturing Supply Agreement

On November 7, 2020, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc., entered into a Manufacturing Support Agreement (the “Support Agreement”) with the Economic Development Board of the Republic of Singapore (the “EDB”). Pursuant to the Support Agreement, the EDB agreed to make a term loan of up to S$62.1 million to the Company, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (the “Singapore Loan”). The Singapore Loan and the related side letter includes certain loan covenants requiring (i) unused funds as of June 30, 2021 to be subsequently returned within thirty days, subject to the agreed upon extension of the reconciliation date, (ii) the Company to provide a quarterly reconciliation report within forty-five days of each financial quarter end, (iii) an external audit to be completed by September 26, 2021, (iv) the Company to deliver 10 grams of LUNAR-COV19 vaccine candidate suitable for use in a phase 3 trial in two shipments with a partial shipment by June 30, 2021 and a remaining shipment by September 30, 2021, (v) and the Company to provide EDB with a right of first refusal on GMP manufacturing slots of the LUNAR-COV19 vaccine candidate up to an agreed-upon maximum amount. The Company elected to borrow the full amount available under the Support Agreement of S$62.1 million, or $46.6 million as a result of applicable exchange rates, on January 29, 2021.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

The Singapore Loan accrues interest at a rate of 4% per anum calculated on a daily basis. Subject to certain exceptions, the Singapore Loan is intended to be a limited recourse loan that will be repaid solely through a royalty payment of 10% of net sales proceeds of the LUNAR-COV19 vaccine candidate, up to the amount of the outstanding principal and interest under the Singapore Loan. However, all unpaid principal and interest under the Singapore Loan will be due and payable five years after draw date, if net sales of the LUNAR-COV19 vaccine exceed a certain minimum threshold during this five year period or the Company obtains clearance to sell the vaccine in specified jurisdictions. Unpaid principal and interest under the Singapore Loan will also become due and payable upon an event of default under the Support Agreement. The first vaccine sales, including the amount of net sales, shall be reported to EDB within 10 days of delivery and quarterly reports of aggregate vaccine sales, including net sales proceeds shall be provided within 30 days after quarter end

If, any portion of the Singapore Loan is required to be forgiven pursuant to the terms of the Support Agreement, the EDB has the right to take ownership of certain raw materials and equipment that were purchased by the Company with proceeds of the Singapore Loan (the “Specified Assets”). The Company entered into a security agreement (the “Security Agreement”) for the benefit of the EDB to provide that repayment of the Singapore Loan and related obligations are secured by a lien on the Specified Assets.

In connection with the entry into the Support Agreement, the Company entered into a consent agreement with Western Alliance Bank (the “Bank”) and an amendment to the Loan and Security Agreement, dated as of October 12, 2018, between Western Alliance Bank and the Company (the “Loan”), to exclude the Specified Assets from Western Alliance Bank’s lien on certain assets of the Company.

Long-term debt with Western Alliance Bank

On October 12, 2018, Arcturus Therapeutics, Inc. entered into the Loan with the Bank, whereby it received $10.0 million.

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

Upon maturity or prepayment (as previously discussed), Arcturus Therapeutics, Inc. will be required to pay a 2% fee as a result of the FDA’s approval to proceed with the Company’s LUNAR-OTC program based on its IND submission. Such fee is accreted to the long-term debt balance using the effective interest method over the term of the Loan Agreement.

Should an event of default occur, including the occurrence of a material adverse effect, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. As of December 31, 2020, the Company was in compliance with all covenants under the Loan Agreement.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Principal payments, including the final payment due at repayment, on the long-term debt are as follows as of December 31, 2020:

Year Ending December 31,
2021	$1,250,000
2022	7,500,000
2023	6,550,000
Total	$15,300,000

The Company recognized interest expense related to its long-term debt of $0.9 million, $0.9 million and $0.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 8. Stockholders’ Equity

Common Stock

On November 25, 2020, the Company amended its Certificate of Incorporation to increase the number of shares of common stock it is authorized to issue from 30,000,000 shares to 60,000,000 shares.

Underwritten Public Offering of Common Stock

During fiscal year 2020, the Company completed three underwritten public offerings totaling 10,058,820 shares of common stock (including the underwriters’ overallotment options) at prices per share of $17.00, $53.00 and $110.00, which resulted in gross proceeds of approximately $452.1 million. After deducting offering costs of $28.3 million, the Company received net proceeds of approximately $423.8 million from the offerings.

Equity Purchase Agreement

On June 18, 2019, the Company entered into an Equity Purchase Agreement (the “Expanded Ultragenyx Agreement”) with Ultragenyx. Pursuant to the terms of the Expanded Ultragenyx Agreement, the Company sold an aggregate of 2,400,000 shares of common stock, par value $0.001 per share (“Common Stock”) at a price of $10.00 per share to Ultragenyx on June 19, 2019. Ultragenyx was restricted from selling the shares of common stock for two years subsequent to the issuance date. Pursuant to the Expanded Ultragenyx Agreement, the Company also granted Ultragenyx a two-year option (the “Option”) to purchase up to 600,000 additional shares of Common Stock at a price of $16.00 per share. In May 2020, Ultragenyx exercised its option to purchase 600,000 shares of the Company’s common stock at $16.00 per share, and the Company received proceeds of $9.6 million as a result of the option exercise.

Net Loss per Share

Dilutive securities that were not included in the calculation of diluted net loss per share for the years ended December 31, 2020, 2019 and 2018 as they were anti-dilutive totaled 1,157,175, 138,377 and 94,000, respectively.

For the years ended December 31, 2019 and 2018, the calculation of the weighted-average number of shares outstanding excludes 622,667 unvested restricted common shares held by founders of the Company. As the remaining milestones under the founder share agreements were achieved during the year ended 2020, these restricted common shares completely vested equally during the second and third quarters of 2020

NOTE 9. Share-Based Compensation

In June 2020, the stockholders of the Company approved an increase to the number of shares authorized for use in making awards under the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) by 2,400,000 shares to 5,000,000. Accordingly, as of December 31, 2020, a total of 1,257,159 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Employee Stock Purchase Plan

In June 2020, the stockholders of the Company approved the 2020 Employee Stock Purchase Plan (“2020 Plan”) which provides for 600,000 shares of Company common stock reserved for future issuance. The first accumulation period under the 2020 Plan commenced on August 17, 2020.

Under the 2020 Plan, eligible employees may purchase shares of the Company’s common stock at a discount annually, subject to a maximum of $25,000 per year. The discounted purchase price is equal to the lower of 85% of (i) the market value per share of the common stock on the first day of the accumulation period or (ii) the market value per share of common stock on the purchase date. Share-based compensation expense recognized under the ESPP was $0.1 million for 2020.

Share Options

The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of stock options granted:

	For the Year Ended December 31,
	2020	2019	2018
Expected life (in years)	6.04	5.92	6.07
Expected volatility	72.4%	73.9%	73.3%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.74%	1.82%	2.77%
Grant date weighted average fair value	$42.33	$6.39	$5.38

The following table summarizes the Company’s stock option activity for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2019	1,649,076	$7.54
Granted	2,175,184	$66.91
Exercised	(394,661)	$6.82
Forfeited/cancelled	(104,886)	$21.37
Outstanding – December 31, 2020	3,324,713	$46.03	9.02	$59,449
Exercisable – December 31, 2020	718,301	$10.11	7.95	$23,975
Exercisable and expected to vest – December 31, 2020	3,324,713	$46.03	9.02	$59,449

At December 31, 2020, the total unrecognized compensation cost of $89.8 million will be recognized over the weighted-average remaining service period of approximately 3.2 years. The fair value of the options vested during the years ended December 31, 2020, 2019 and 2018 was $4.2 million, $1.9 million and $1.0 million, respectively.

Share-based compensation expenses included in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2020, 2019 and 2018 were:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Research and development	$2,670	$654	$566
General and administrative	4,094	1,328	693
Total	$6,764	$1,982	$1,259

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

NOTE 10. Income Taxes

A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2020, 2019 and 2018 is as follows:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
United States	$(72,148)	$(25,922)	$(21,604)
Foreign	—	(69)	(181)
Total loss before income taxes	$(72,148)	$(25,991)	$(21,785)

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

A reconciliation of unrecognized tax benefits for the years ended December 31, 2020 and 2019 is as follows (in millions):

	December 31,
	2020	2019
Beginning balance of unrecognized tax benefits	$0.4	$0.4
Settlement of prior period tax positions	—	—
Increase for prior period tax positions	0.3	—
Increase for current period tax positions	0.8	—
Ending balance of unrecognized tax benefits	$1.5	$0.4

Included in the balance of unrecognized tax benefits at December 31, 2020 and 2019 is $1.5 million and $0.4 million, respectively, that could impact the Company’s effective tax rate, if recognized, subject to a valuation allowance. None of the unrecognized tax benefits currently impact the Company’s effective tax rate due to the full valuation allowance the Company has recorded against its deferred tax assets.

The Company is subject to taxation and files income tax returns in the United States, California and Israel. The Company’s tax years from 2014 to date are subject to examination by the Israeli, U.S. and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s policy is to recognize interest expense and penalties related to income tax matters as income tax expense. As of December 31, 2020 and 2019, there are unrecognized tax benefits of $1.5 million and $0.4 million, respectively, for both the United States and California. There was no tax related interest or penalties recognized for the years ended December 31, 2020, 2019 and 2018.

The Company does not anticipate any material changes to its unrecognized tax benefits within the next twelve months.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

The significant components of deferred income taxes at December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss	$33,896	$15,078
Tax credits	6,278	28
Accrued liabilities	535	410
Deferred revenue	3,230	1,248
Lease liability	1,274	1,466
Share-based compensation	1,338	339
Total gross deferred tax assets	46,551	18,569
Deferred tax liabilities:
Depreciation and amortization	(69)	(11)
Right-of-use asset	(1,168)	(1,326)
Valuation allowance	(45,314)	(17,232)
Net deferred tax asset	$—	$—

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2020, the Company had federal and state net operating losses (“NOL”) carryforwards of approximately $125.8 million and $111.2 million, respectively. The federal NOL carryforwards begin to expire in 2034, and the state NOL carryforwards begin to expire in 2034. The federal net operating loss carryover includes $110.0 million of net operating losses generated in 2018 and after, which do not expire. The Company had foreign NOL carryforwards of approximately $89.0 million in the previous year which have been removed from the deferred tax assets in the current year as a result of the Company’s recent Redomiciliation.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to coronavirus disease 2019 (“COVID-19”). The CARES Act, among other things, included several significant provisions that impacted corporate taxpayers’ accounting for income taxes. Prior to the enactment of the CARES Act, the 2017 Tax Cuts and Jobs Act generally eliminated the ability to carryback net operating losses (“NOLs”), and permitted the NOLs arising in tax years beginning after December 31, 2017 to be carried forward indefinitely, limited to 80% of the taxpayer’s income. The CARES Act amended the NOL rules, suspending the 80% limitation on the utilization of NOLs generated after December 31, 2017 and before January 1, 2021. Additionally, the CARES Act allows corporate NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss. Also, the CARES Act allows companies to defer making certain payroll tax payments until future years. With the enactment of the CARES Act, the company does not expect a financial statement impact from income taxes.

At December 31, 2020, the Company had federal and state research and development credit carryforwards of approximately $2.3 million and $1.9 million, respectively. The federal credit carryforwards begin to expire in 2033, and the state credits carry forward indefinitely. Additionally, the Company has an Orphan Drug Credit of $3.9 million as of December 31, 2020 which will begin to expire in 2039 unless previously utilized.

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

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.8%	4.6%	5.3%
Foreign rate differential	—%	0.3%	(1.3%)
Share-based compensation	5.5%	(0.1%)	(0.2%)
Research and development credits	8.7%	—%	—%
Uncertain tax position	(1.5%)	—%	—%
Change in tax rate	(1.5%)	(0.1%)	—%
Foreign net operating losses	28.5%	—%	—%
Change in valuation allowance	(67.4%)	(25.1%)	(20.7%)
Other	(0.1%)	0.1%	(3.0%)
Permanent differences	—%	(0.7%)	(1.1%)
Provision for income taxes	—%	—%	—%

NOTE 11. Commitments and Contingencies

COVID-19 Vaccine Development

On March 4, 2020, the Company was awarded a grant (the “Grant”) from the Singapore EDB to support the co-development of a potential COVID-19 vaccine with the Duke-NUS Medical School. The Grant provides for up to S$14.0 million (approximately US$10.0 million using the exchange rate at the time the grant contract was entered into) in grants to support the development of the vaccine. The Company entered into an amendment to the Grant on September 24, 2020 to update certain delivery and milestone timelines. The Grant has been paid in full by the EDB as a result of the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The funds received have been recognized as contra research and development expense in proportion to the percentage covered by the EDB of the overall budget. The Company is liable for certain expenses during the program and is also subject to certain conditions including the completion of an external audit within 183 days of the conclusion of the claim period on February 20, 2021, or August 22, 2021, and delivery of 10 grams of LUNAR-COV19 vaccine candidate suitable for use in a phase 3 trial in two shipments with a partial shipment by June 30, 2021 and a remaining shipment by September 30, 2021. Additionally, the Company is required to pay an agreed upon royalty rate to Duke-NUS on future net sales of the LUNAR-COV19 vaccine candidate in markets or jurisdictions outside of Singapore. For the year ended December 31, 2020, the Company recognized $8.7 million of contra expense, with $1.3 million remaining in accrued expenses.

On October 2, 2020, the Company was awarded another grant from the Singapore EDB to support the further development of a potential COVID-19 vaccine. The grant provides for up to S$9.3 million (approximately US$6.7 million) to support the development of the vaccine candidate for costs incurred in Singapore subject to certain conditions including (i) completing an external audit within 183 days from March 31, 2021, or September 30, 2021, (ii) delivering 10 grams of LUNAR-COV19 vaccine candidate suitable for use in a phase 3 trial in two shipments with a partial shipment by June 30, 2021 and a remaining shipment by September 30, 2021 and (iii) creating an entity in Singapore which was completed during the fourth quarter of 2020. The grant will be paid in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate. The Company received the first installment of $3.6 million in the fourth quarter of 2020. The funds received have been recognized as contra research and development expense as costs are incurred. For the year ended December 31, 2020, the Company recognized $3.1 million of contra expense, with $0.5 million remaining in accrued expenses.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Cystic Fibrosis Foundation Therapeutics Funding agreement

On August 1, 2019, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF will increase the amount it will award to advance LUNAR-CF to $15.0 million from approximately $3.2 million, (ii) the Company will provide $5.0 million in matching funds for remaining budgeted costs, (iii) the related disbursement schedule from CFF to Arcturus will be modified such that (a) $4.0 million will be disbursed upon execution of the CFF Amendment, (b) $2.0 million will be disbursed within 30 days of the first day of each of January, April, July and October 2020 upon Arcturus invoicing CFF to meet project goals, and (c) the last payment of $3.0 million less the prior award previously paid out, equaling approximately $2.3 million, will be disbursed upon Arcturus Sub invoicing CFF to meet good manufacturing practices and opening an Investigational New Drug (“IND”) application. The funds received from CFF will be recognized as contra research and development expense in proportion to the percentage covered by CFF of the overall budget. For the years ended December 31, 2020 and 2019, the Company recognized $3.4 million and $2.0 million of contra expense with $6.6 million and $1.9 million remaining in accrued expenses, respectively.

Leases

In October 2017, the Company entered into a non-cancellable operating lease agreement for office space adjacent to its previously occupied headquarters. The commencement of the lease began in March 2018 and extends for approximately 84 months from the commencement date with a remaining lease term through March 2025. Monthly rental payments are due under the lease and there are escalating rent payments during the term of the lease. The Company is also responsible for its proportional share of operating expenses of the building and common areas. In conjunction with the new lease, the Company received free rent for four months and received a tenant improvement allowance of $74,000. The lease may be extended for one five-year period at the then current market rate with annual escalations; however, the Company deemed the extension option not reasonably certain to be exercised and therefore excluded the option from the lease terms. The Company entered into an irrevocable standby letter of credit with the landlord for a security deposit of $96,000 upon executing the lease which is included (along with additional funds required to secure the letter of credit) in the balance of non-current restricted cash.

In February 2020, the Company entered into a non-cancellable operating lease agreement for office space near its current headquarters. The lease extends for 13 months from the commencement date. In conjunction with the new lease, the Company received free rent for one month. The lease may be extended for one twelve-month period, and in November 2020 the Company deemed the extension option reasonably certain to be exercised and included the option in the lease terms beginning in December 2020. In February 2021, the Company opted to extend the lease through March 2025 to coincide with the Company’s other lease term.

In February 2021, the Company entered into a third non-cancellable operating lease agreement for office space near its current headquarters. The lease extends for 12 months from the commencement date with monthly base rent of approximately $11,000.

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

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

As of December 31, 2020, the payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2021	$2,033
2022	1,470
2023	1,390
2024	1,432
Thereafter	314
Total remaining lease payments	6,639
Less: imputed interest	(984)
Total operating lease liabilities(1)	$5,655
Weighted-average remaining lease term	3.87 years
Weighted-average discount rate	8.4%

(1) Amount does not include the lease agreement and lease ammendment which were executed subsequent to December 31, 2020.

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $1.9 million, $1.2 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 12. Related Party Transactions

Ultragenyx

On June 17, 2019, Arcturus and Ultragenyx executed Amendment 3 to the Ultragenyx Agreement. Pursuant to the amended Ultragenyx Agreement, the Company also granted Ultragenyx a two-year option to purchase up to 600,000 additional shares of common stock at a price of $16.00 per share. Ultragenyx exercised the option in May 2020, and as a result, owns 8.4% of the outstanding common stock of the Company as of December 31, 2020. For the years ended December 31, 2020, 2019 and 2018, the Company has recognized revenue of $4.0 million, $5.9 million and $6.8 million, respectively, related to the Ultragenyx Agreement. As of December 31, 2020 and 2019, the Company holds accounts receivable balances of negligible amounts related to the Ultragenyx Agreement.

Equity-Method Investment

As noted above at Note 2, in June 2018, the Company completed the sale of its intangible asset related to the ADAIR technology. Pursuant to the asset purchase agreement for ADAIR, the Company received a 30% ownership interest in the common stock of Vallon Pharmaceuticals, Inc. (“Vallon”) in consideration for the sale of the ADAIR technology. The Company has no requirement to invest further in Vallon. During the third quarter of 2019, Vallon issued shares of its common stock at a share price greater than the initial investment which resulted in the Company recording a gain in its equity-method investment. The gain has been offset by additional losses incurred by Vallon. Vallon completed an initial public offering and began trading on The Nasdaq Stock Market under the ticker “VLON” in February 2021. Immediately after this offering, Arcturus owned 843,750 shares of Vallon, or approximately 12%.

Note 13. Litigation

On December 13, 2019, a former employee of the Company filed a complaint in San Diego County Superior Court, captioned Adonary Munoz v. Arcturus Therapeutics, Inc., et al, Case No. 37-2019-00066358-CU-PO-CTL. The lawsuit alleges sexual assault by an acquaintance of one of our employees and seeks to hold the Company liable on a number of causes of action. On January 17, 2020, a second amended complaint (“SAC”) was filed seeking $30 million in damages, including punitive damages and damages for emotional distress. The matter is scheduled for mediation on May 5, 2021. The Company believes the allegations of Ms. Munoz in her complaint are without merit,

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

and intends to vigorously defend itself in the foregoing action. However, in light of the preliminary stage of the litigation, the Company is unable to estimate a potential loss or range of losses relating to this matter.

Note 14. Subsequent Events

Alexion Pharmaceuticals License Agreement

On February 17, 2021, the Company entered into an exclusive license agreement with Alexion Pharmaceuticals, Inc. (“Alexion”) pursuant to which Alexion granted to the Company an exclusive, worldwide license to exploit certain specified Alexion patent applications. In accordance with the terms of the license agreement, and in exchange for the license, the Company issued 74,713 shares of its common stock to Alexion on February 19, 2021 at a price of $66.92 per share. The price was determined based on the volume weighted average closing price of the Company’s common stock on The NASDAQ Global Market for the thirty trading days ending on February 17, 2021.

Alexandria Lease Extension

See “Note 8, Commitments and Contingences” for discussion of the lease extension.

Note 15. Selected Quarterly Financial Data (Unaudited)

A summary of our quarterly results is as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020:
Collaboration revenue	$2,646	$2,322	$2,333	$2,238
Research and development expenses, net	7,917	7,944	17,699	24,286
General and administrative expenses	4,191	4,420	5,572	9,034
Loss from operations	(9,462)	(10,042)	(20,938)	(31,082)
Net loss	(9,777)	(10,263)	(21,004)	(31,104)
Net loss per share, basic and diluted	$(0.67)	$(0.55)	$(0.92)	$(1.25)
Weighted average shares outstanding, basic and diluted	14,521	18,794	22,938	24,886

Year Ended December 31, 2019:
Collaboration revenue	$4,350	$10,153	$3,318	$2,968
Research and development expenses, net	7,324	7,269	7,053	11,994
General and administrative expenses	3,534	3,456	3,881	1,791
Loss from operations	(6,508)	(572)	(7,616)	(10,817)
Net loss	(6,884)	(685)	(7,433)	(10,989)
Net loss per share, basic and diluted	$(0.68)	$(0.07)	$(0.56)	$(0.76)
Weighted average shares outstanding, basic and diluted	10,095	10,412	13,201	14,505