Form 10-Q
period 2021-06-30
Arcturus Therapeutics Holdings Inc.
filed 2021-08-10
CIK 1768224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, the registrant had 26,327,077 shares of voting common stock outstanding.

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

•	our ability to attract collaborators with relevant development, regulatory and commercialization expertise;

•	future activities to be undertaken by our strategic alliance partners, collaborators, joint ventures and other third parties;

•	our ability to avoid, settle or be victorious at costly litigation with shareholders, former executives or others, should these situations arise;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	our ability to attract and retain experienced and seasoned scientific and management professionals;
•	our ability to identify and consummate arrangements with strategic partners or foreign governments to defray the costs of clinical trials for our product candidates;

•	our ability to establish, maintain and scale-up manufacturing operations, including those of our contract manufacturers;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available; and

•	the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results or performance to differ materially from those projected. These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. In addition, historic results of scientific research, preclinical and clinical trials do not guarantee that future research or trials will suggest the same conclusions, nor that historic results referred to herein will be interpreted the same in light of additional research, preclinical and clinical trial results. The forward-looking statements contained in this quarterly report are subject to risks and uncertainties, including those discussed in our other filings with the United States Securities and Exchange Commission, or the SEC. Readers are cautioned

ii

not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value information)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$433,574	$462,895
Accounts receivable	2,163	2,125
Prepaid expenses and other current assets	2,301	2,769
Total current assets	438,038	467,789
Property and equipment, net	3,407	3,378
Operating lease right-of-use asset, net	6,341	5,182
Equity-method investment	920	—
Non-current restricted cash	107	107
Total assets	$448,813	$476,456
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,084	$10,774
Accrued liabilities	42,614	20,639
Deferred revenue	18,071	18,108
Total current liabilities	70,769	49,521
Deferred revenue, net of current portion	9,850	12,512
Long-term debt, net of current portion	56,309	13,845
Operating lease liability, net of current portion	5,359	4,025
Other long-term liabilities	878	—
Total liabilities	$143,165	$79,903
Stockholders’ equity
Common stock: $0.001 par value; 60,000 shares authorized; 26,327 issued and outstanding at June 30, 2021 and 26,192 issued and outstanding at December 31, 2020	26	26
Additional paid-in capital	560,365	540,343
Accumulated deficit	(254,743)	(143,816)
Total stockholders’ equity	305,648	396,553
Total liabilities and stockholders’ equity	$448,813	$476,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Collaboration revenue	$2,001	$2,322	$4,128	$4,968
Operating expenses:
Research and development, net	45,679	7,944	95,729	15,861
General and administrative	10,042	4,420	19,785	8,611
Total operating expenses	55,721	12,364	115,514	24,472
Loss from operations	(53,720)	(10,042)	(111,386)	(19,504)
(Loss) gain from equity-method investment	(328)	(100)	920	(263)
(Loss) gain from foreign currency	(13)	—	417	—
Finance expense, net	(520)	(121)	(878)	(273)
Net loss	$(54,581)	$(10,263)	$(110,927)	$(20,040)
Net loss per share, basic and diluted	$(2.07)	$(0.55)	$(4.22)	$(1.20)
Weighted-average shares outstanding, basic and diluted	26,323	18,794	26,284	16,657
Comprehensive loss:
Net loss	$(54,581)	$(10,263)	$(110,927)	$(20,040)
Comprehensive loss	$(54,581)	$(10,263)	$(110,927)	$(20,040)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

in thousands

Three Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – March 31, 2021	26,319	$26	$552,743	$(200,162)	$352,607
Net loss	—	—	—	(54,581)	(54,581)
Share-based compensation expense	—	—	7,540	—	7,540
Issuance of common stock upon exercise of stock options	8	—	82	—	82
BALANCE – June 30, 2021	26,327	$26	$560,365	$(254,743)	$305,648

Three Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – March 31, 2020	15,157	$15	$98,412	$(81,445)	$16,982
Net loss	—	—	—	(10,263)	(10,263)
Issuance of common stock, net of issuance costs	4,735	5	75,300	—	75,305
Issuance of common stock to Ultragenyx on option exercise	600	1	9,599	—	9,600
Issuance of common stock upon exercise of stock options	118	—	698	—	698
Share-based compensation expense	—	—	1,101	—	1,101
BALANCE – June 30, 2020	20,610	$21	$185,110	$(91,708)	$93,423

Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2020	26,192	$26	$540,343	$(143,816)	$396,553
Net loss	—	—	—	(110,927)	(110,927)
Issuance of common stock related to acquired in-process research and development	75	—	5,000	—	5,000
Share-based compensation expense	—	—	14,527	—	14,527
Issuance of common stock upon exercise of stock options	60	—	495	—	495
BALANCE – June 30, 2021	26,327	$26	$560,365	$(254,743)	$305,648

Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2019	15,138	$15	$97,445	$(71,668)	$25,792
Net loss	—	—	—	(20,040)	(20,040)
Issuance of common stock, net of issuance costs	4,735	5	75,300	—	75,305
Issuance of common stock to Ultragenyx on option exercise	600	1	9,599	—	9,600
Issuance of common stock upon exercise of stock options	137	—	816	—	816
Share-based compensation expense	—	—	1,950	—	1,950
BALANCE – June 30, 2020	20,610	$21	$185,110	$(91,708)	$93,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

in thousands

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(110,927)	$(20,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	594	394
Share-based compensation expense	14,527	1,950
Acquired in-process research and development expense	5,000	—
(Gain) loss from equity-method investment	(920)	263
Foreign currency transaction gain	(417)	—
Other non-cash expenses	1,583	654
Changes in operating assets and liabilities
Accounts receivable	(38)	(650)
Prepaid expense and other assets	468	(2,302)
Accounts payable	(791)	(1,442)
Accrued liabilities	17,727	3,619
Deferred revenue	(2,699)	(2,798)
Net cash used in operating activities	(75,893)	(20,352)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(522)	(611)
Net cash used in investing activities	(522)	(611)
FINANCING ACTIVITIES:
Proceeds from debt	46,599	—
Proceeds from issuance of common stock, net of issuance costs	—	75,305
Proceeds from the issuance of common stock to Ultragenyx on option exercise	—	9,600
Proceeds from exercise of stock options	495	816
Net cash provided by financing activities	47,094	85,721
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(29,321)	64,758
Cash, cash equivalents and restricted cash at beginning of the period	463,002	71,460
Cash, cash equivalents and restricted cash at end of the period	$433,681	$136,218

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$173	$180
Non-cash investing activities
Right-of-use asset obtained in exchange for lease liabilities	$1,828	$674
Acquisition of in-process research and development through issuance of common stock	$5,000	$—
Purchase of property and equipment in accounts payable	$101	$44

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

These condensed consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions regarding the valuation of debt instruments, the equity-method investment, share-based compensation expense, accruals for liabilities, income taxes, revenue and deferred revenue, leases, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Joint Ventures, Equity Method Investments and Variable Interest Entities

Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. Equity method investment activity is related to a 49% joint venture with Axcelead, Inc. (see the following paragraph for further details) and a 12% ownership in Vallon Pharmaceuticals, Inc. (see “Note 10, Related Party Transactions” for further details). The Company’s share of the investees results is presented as either income or loss from equity method investees in the accompanying condensed consolidated statements of operations.

In April 2021, Arcturus and Axcelead, Inc., a company existing under the laws of Japan (“Axcelead”), formed a joint venture entity, named Arcalis, Inc. (“JV Entity”), which operates as a corporation under the laws of Japan. Axcelead is an integrated drug discovery solutions provider to the pharmaceutical industry in Japan, having succeeded to a portion of the drug discovery research department of Takeda Pharmaceutical Company Limited on July 1, 2017. The goal of the joint venture entity is to be a contract development and manufacturing organization focused on mRNA manufacturing that would provide manufacturing services to the Company and also to third parties. The joint venture includes a shareholders agreement setting forth initial funding of the JV Entity and rights of the shareholders, including certain approval rights of Arcturus. As part of the joint venture, the Company entered into a License and Technology Transfer Agreement with the JV Entity, pursuant to which Arcturus grants to JV Entity a nonexclusive license to certain intellectual property for use at the JV Entity’s facilities, and obligates Arcturus to conduct certain technology transfer activities.

The Company consolidates variable interest entities (“VIEs”) where it has been determined that the Company is the primary beneficiary of those entities’ operations. Management believes that power is shared between Arcturus and Axcelead, as unrelated parties. The consent of each of the parties is substantive and is required to make the decisions about the JV Entity’s significant activities. Management does not believe that Arcturus has the power to direct the activities of the JV Entity that most significantly impact the JV Entity’s economic performance. Therefore, the Company concluded it is not required to consolidate the JV Entity under the VIE model.

The equity method of accounting is applicable for the JV Entity as the Company does not own more than 50% of voting power, but has influence over the operation and financial policies of the investee. The Company will account for its investment in the JV Entity using the equity method of accounting as specified in ASC 323, Investments — Equity Method and Joint Ventures. Under ASC 323, equity method investments are recorded initially at cost. The Company’s initial investment in the JV Entity totaled $9.2 million. However, Arcalis paid the Company back the initial investment of $9.2 million as an upfront fee/consideration for the License and Technology Transfer Agreement. In substance, there was no cash consideration paid by the Company for its 49% equity interest in the JV Entity. After this initial measurement, an equity method investment is adjusted at each reporting period to recognize the investor’s share of the earnings, losses and/or changes in capital of the investee after the date of acquisition. Losses are only recognized to the extent the value of the investment is greater than zero.

Liquidity

The Company has incurred significant operating losses since its inception. As of June 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $254.7 million and $143.8 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through June 30, 2021, the Company has funded its operations principally with the sale of capital stock, revenues earned through collaboration agreements, and proceeds from long-term debt. During the first quarter of 2021, the Company elected to borrow and the Economic Development Board of the Republic of Singapore (the “EDB”) agreed to make a term loan of S$62.1 million (approximately USD$46.6 million) to support the manufacture of the LUNAR-COV19 vaccine candidate. Additionally, through underwritten public offerings during fiscal year 2020, the Company raised net proceeds of $423.8 million, after deducting underwriting discounts, commissions, and offering expenses.

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

Leases

See “Note 9, Commitments and Contingencies” for specific details surrounding the Company’s leases.

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

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

(in thousands)	June 30, 2021	June 30, 2020
Cash and cash equivalents	$433,574	$136,111
Non-current restricted cash	107	107
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$433,681	$136,218

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

The following table presents changes during the six months ended June 30, 2021 in the balances of contract assets, including receivables from collaborative partners, and contract liabilities, including deferred revenue, as compared to what was disclosed in the Company’s Annual Report.

(in thousands)	Contract Assets
BALANCE - December 31, 2020	$2,125
Additions for revenue recognized from billings	1,429
Deductions for cash collections	(1,391)
BALANCE – June 30, 2021	$2,163

(in thousands)	Contract Liabilities
BALANCE - December 31, 2020	$30,620
Additions for advanced billings	1,429
Deductions for promised services provided in current period	(4,128)
BALANCE – June 30, 2021	$27,921

The following table summarizes the Company’s collaboration revenues for the periods indicated (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Collaboration Partner – Janssen	$769	$693	$1,593	$1,590
Collaboration Partner – Ultragenyx	925	913	1,850	1,824
Collaboration Partner – CureVac	247	231	472	540
Collaboration Partner – Other	60	485	213	1,014
Total collaboration revenue	$2,001	$2,322	$4,128	$4,968

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

As of June 30, 2021, the remaining transaction price consisting of upfront consideration received and budgeted reimbursable out-of-pocket costs, is expected to be recognized using an input method over the remaining research period of 15 months. None of the development and commercialization milestones were included in the transaction price as they are outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur, provided that the reported sales are reliably measurable, and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price.

Total deferred revenue as of June 30, 2021 and December 31, 2020 for Janssen was $5.8 million and $5.9 million, respectively.

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

The current potential development, regulatory and commercial milestone payments for the existing development targets as of June 30, 2021 are $138.0 million. Ultragenyx will pay royalties as a single-digit percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term. As of June 30, 2021, Ultragenyx has not yet reached the clinical phase of the contract.

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

As of June 30, 2021, the transaction price included the upfront consideration received, option payments, exclusivity extension payments and additional consideration received pursuant to Amendment 3. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that the consideration is outside the control of the Company and contingent upon success in future clinical trials, approval from the FDA and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Ultragenyx and therefore have also been excluded from the transaction price.

Amendment 3 was deemed a contract modification and accounted for as part of the original Ultragenyx Agreement. The transaction price is recognized to revenue on a straight-line basis using an input method over the 4-year reserve target exclusivity period. The reserve target exclusivity period represents the timing over which promised goods/services will be provided. Total deferred revenue at June 30, 2021 and December 31, 2020 from Ultragenyx was $7.4 million and $9.2 million, respectively.

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

Prior to expiration of the initial term of eight years (which was subsequently amended, as discussed below), the Development and Option Agreement also includes an option to extend the term on an annual basis for up to three years, subject to payment by CureVac to Arcturus of a non-refundable annual extension fee. The Development and Option Agreement includes potential milestone payments from CureVac to the Company for selected targets. The current potential milestone payments for the remaining targets as of June 30, 2021 are $14.0 million for rare disease targets and $23.0 million for non-rare disease targets. CureVac will pay royalties as a percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term in the low single-digit range. As of June 30, 2021, CureVac has not yet reached the clinical phase of the contract. Pursuant to a May 2018 amendment to the Development and Option Agreement (and as amended and restated on September 28, 2018), the Company increased the number of targets available to CureVac under the Development and Option Agreement and agreed upon the license forms to be executed upon selection of the targets by CureVac.

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

As of June 30, 2021, the transaction price included the upfront consideration received. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to CureVac and therefore have also been excluded from the transaction price. As of June 30, 2021, no adjustments were made to the transaction price.

The upfront consideration of $5.0 million was recorded as deferred revenue in the Company’s balance sheet upon receipt and is currently being recognized as revenue on a straight-line basis using an input method over the remaining 25 month contractual term as of June 30, 2021. Total deferred revenue as of June 30, 2021 and December 31, 2020 for CureVac was $1.9 million and $2.3 million, respectively.

Other Agreements

Other Collaboration Revenue

The remaining revenue from smaller collaboration agreements and material transaction agreements primarily relates to the agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”). Total deferred revenue as of June 30, 2021 and December 31, 2020 for Takeda was $0.2 million and $0.4 million, respectively. The current agreement was entered into on March 18, 2019 and is expected to be completed during fiscal year 2021.

Israeli Ministry of Health

On August 17, 2020, the Company entered into an agreement with the Israeli Ministry of Health (“MOH”) to supply the Company’s COVID-19 vaccine candidate to Israel (the “Israel Supply Agreement”) subject to certain conditions, including applicable regulatory approvals. In October 2020, and in association with the Israel Supply Agreement, the Company received a non-refundable payment of $12.5 million from the MOH which is included in deferred revenue as of June 30, 2021. This payment of $12.5 million is associated with a specified clinical trial milestone and serves as an initial reserve payment for a specified number of doses of the LUNAR-COV19 vaccine candidate pursuant to the Israel Supply Agreement. As a result of the making of this payment, the MOH became bound to purchase an initial quantity of 500,000 reserved vaccine doses, as set forth in and subject to the terms and conditions of the Israel Supply Agreement.

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

As of June 30, 2021 and December 31, 2020, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Balance Sheet Details

Property and equipment, net balances as of June 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Research equipment	$6,162	$5,539
Computers and software	284	284
Office equipment and furniture	574	574
Leasehold improvements	44	44
Total	7,064	6,441
Less accumulated depreciation and amortization	(3,657)	(3,063)
Property and equipment, net	$3,407	$3,378

Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.

Accrued liabilities consisted of the following as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Accrued compensation	$5,524	$2,097
Cystic Fibrosis Foundation Liability (Note 9)	5,036	6,585
Singapore Economic Development Board liability	—	1,761
Vinbiocare deposit	10,000	—
Current portion of operating lease liability	1,430	1,630
Current portion of long-term debt	5,000	1,250
Clinical accruals	7,717	4,067
Other accrued research and development expenses	7,907	3,249
Total	$42,614	$20,639

Note 5. Debt

Manufacturing Supply Agreement

On November 7, 2020, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc., entered into a Manufacturing Support Agreement (the “Support Agreement”) with the Economic Development Board of the Republic of Singapore (the “EDB”). Pursuant to the Support Agreement, the EDB agreed to make a term loan of S$62.1 million to the Company, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidates (the “Singapore Loan”). In June 2021, the EDB agreed to amend the Singapore Loan. The amendment includes certain loan covenants requiring (i) unused funds as of March 31, 2022 to be subsequently returned within thirty days, subject to any further agreed upon extension of the reconciliation date, (ii) the Company to provide a quarterly reconciliation report within forty-five days of each financial quarter end, (iii) an external audit of expenses paid through June 30, 2021 to be completed by September 30, 2021, and a projection of expenditures through March 31, 2022 followed by an audited statement of actual expenditures through March 31, 2022 by June 30, 2022, (iv) the Company to deliver 10 grams of LUNAR-COV19 vaccine candidate suitable for use in a phase 3 trial in two shipments with a partial shipment by June 30, 2022 and a remaining shipment by September 30, 2022, (v) the Company to provide EDB with a right of first refusal on GMP manufacturing slots of the LUNAR-COV19 vaccine candidate up to an agreed-upon maximum amount, (vi) and the obligation to repay the Singapore Loan will be secured by an interest in the raw materials and manufacturing equipment purchased by the Company with the funds from the Singapore Loan in form and substance satisfactory to the EDB in its sole discretion. The Company elected to borrow the full amount available under the Support Agreement of S$62.1 million ($46.6 million) on January 29, 2021.

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

The Singapore Loan was initially recorded as long-term debt at $46.6 million, the amount of cash proceeds at the time the Company received the funding. As of June 30, 2021, the debt balance was adjusted to reflect the current exchange rate resulting in a debt balance of $46.2 million and a net foreign currency transaction gain of $0.4 million for the six months ended June 30, 2021. For the three and six months ended June 30, 2021, the Company recorded interest expense and a corresponding liability of $0.5 million and $0.9 million, respectively. As of June 30, 2021, the Company was in compliance with all covenants under the Singapore Loan and related commitments.

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

Should an event of default occur, including the occurrence of a material adverse effect, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. As of June 30, 2021, the Company was in compliance with all covenants under the Loan Agreement.

Principal payments, including the final payment due at repayment, on the long-term debt are as follows as of June 30, 2021:

2021	$1,250,000
2022	7,500,000
2023	6,550,000
Total	$15,300,000

The Company recognized interest expense related to its long-term debt of $0.7 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and $1.3 million and $0.5 million during the six months ended June 30, 2021 and 2020, respectively.

Note 6. Stockholders’ Equity

Alexion Pharmaceuticals License Agreement

On February 17, 2021, the Company entered into an exclusive license agreement with Alexion Pharmaceuticals, Inc. (“Alexion”) pursuant to which Alexion granted to the Company an exclusive, worldwide license to exploit certain specified Alexion patent applications. In accordance with the terms of the license agreement, and in exchange for the license, the Company issued 74,713 shares of its common stock to Alexion on February 19, 2021 valued at approximately $5.0 million. The number of shares issued under the agreement was calculated by dividing (i) five million dollars ($5.0 million) by (ii) the volume-weighted average price per share of the Company’s common stock on the Nasdaq Global Market for the thirty (30) trading days immediately preceding the Effective Date (rounded to the nearest whole share). The Company recorded the transaction as an asset purchase as management concluded that all of the value received was related to a single identifiable asset. Further, the Company concluded that there was no alternative future use for the asset and recorded a charge at the closing of the transaction for the full $5.0 million value assigned to the shares issued in connection with the license agreement. This non-cash charge was recorded as acquired in-process research and development expense in the statements of operations and comprehensive loss.

Net Loss per Share

Dilutive securities that were not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2021 as they were anti-dilutive totaled 1,011,031 and 1,242,987, respectively, and 1,505,244 and 903,949 for the three and six months ended June 30, 2020, respectively.

For the three and six months ended 2020, the calculation of the weighted-average number of shares outstanding excludes 311,333 unvested restricted shares of common stock. There were no unvested restricted shares for the six months ended June 30, 2021.

Note 7. Share-Based Compensation Expense

In June 2020, the stockholders of the Company approved an increase to the number of shares authorized for use in making awards under the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) by 2,400,000 shares to 5,000,000. Accordingly, as of June 30, 2021, a total of 665,535 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

Employee Stock Purchase Plan

In June 2020, the stockholders of the Company approved the 2020 Employee Stock Purchase Plan (“2020 Plan”) which provides for 600,000 shares of Company common stock reserved for future issuance. The first accumulation period under the 2020 Plan commenced on August 17, 2020.

Under the 2020 Plan, eligible employees may purchase shares of the Company’s common stock at a discount annually, subject to a maximum of $25,000 per year. The discounted purchase price is equal to the lower of 85% of (i) the market value per share of the common stock on the first day of the accumulation period or (ii) the market value per share of common stock on the purchase date. Share-based compensation expense recognized under the 2020 Plan was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

Stock Options

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 was:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$3,582	$396	$6,828	$662
General and administrative	3,958	705	7,699	1,288
Total	$7,540	$1,101	$14,527	$1,950

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

For the three and six months ended June 30, 2021 and 2020, the Company recorded no income tax expense. No tax benefit was provided for losses incurred in United States because those losses are offset by a full valuation allowance.

Note 9. Commitments and Contingencies

COVID-19 Vaccine Development

On March 4, 2020, the Company was awarded a grant (“Grant 1”) from the Singapore EDB to support the co-development of a potential COVID-19 vaccine with the Duke-NUS Medical School. The Grant provides for up to S$14.0 million (approximately US$10.0 million using the exchange rate at the time the grant contract was entered into) in grants to support the development of the vaccine. On June 29, 2021 the EDB agreed to amend Grant 1 to update certain delivery and milestone timelines. The Grant has been paid in full by the EDB as a result of the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The funds received have been recognized as contra research and development expense. The Company is liable for certain expenses during the program and is also subject to certain conditions including the completion of an external audit within 183 days of the conclusion of the claim period on February 20, 2021, or August 22, 2021, and delivery of 10 grams of LUNAR-COV19 vaccine candidate suitable for use in a phase 3 variant trial in two shipments with a partial shipment by June 30, 2022 and a remaining shipment by September 30, 2022. Additionally, the Company is required to pay an agreed upon royalty rate to Duke-NUS on future net sales of the LUNAR-COV19 vaccine candidate developed with Duke-NUS in markets or jurisdictions outside of Singapore. No contra research and development expense was recognized for the three months ended June 30, 2021 and $3.8 million was recognized for the three months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, the Company recognized $1.3 million and $4.3 million, respectively, of contra expense for Grant 1. At June 30, 2021, no amount remained in accrued expenses.

On October 2, 2020, the Company was awarded another grant (“Grant 2”) from the Singapore EDB to support the further development of a potential COVID-19 vaccine. On June 29, 2021 the EDB agreed to amend Grant 2 to update certain delivery and milestone timelines. The grant provides for up to S$9.3 million (approximately US$6.7 million) to support the development of the vaccine candidate for costs incurred in Singapore subject to certain conditions including (i) completing an external audit within 183 days from March 31, 2021, or September 30, 2021, (ii) delivering 10 grams of LUNAR-COV19 vaccine candidate suitable for use in a phase 3 variant trial in two shipments with a partial shipment by June 30, 2022 and a remaining shipment by September 30, 2022 and (iii) creating an entity in Singapore which was completed during the fourth quarter of 2020, and (iv) initiating a clinical trial for a variant COVID-19 vaccine by March 31, 2022. The grant will be paid in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate. The Company received the first installment of $3.6 million in the fourth quarter of 2020. The funds received are recognized as contra research and development expense as costs are incurred. As of June 30, 2021, the Company recognized the remaining amount of the first installment as contra expense for Grant 2.

Cystic Fibrosis Foundation Agreement

On August 1, 2019, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $15.0 million from approximately $3.2 million, (ii) the Company will provide $5.0 million in matching funds for remaining budgeted costs and (iii) the related disbursement schedule from CFF to Arcturus was modified such that (a) $4.0 million was disbursed upon execution of the CFF Amendment, (b) $2.0 million will be disbursed within 30 days of the first day of each of January, April, July and October 2020 upon Arcturus invoicing CFF to meet project goals, and (c) the last payment of $3.0 million less the prior award previously paid out, equaling approximately $2.3 million, will be disbursed upon Arcturus Therapeutics, Inc. invoicing CFF to meet good manufacturing practices and opening an Investigational New Drug (“IND”) application. The funds received from CFF will be recognized as contra research and development expense in proportion to the percentage covered by CFF of the overall budget. For the three months ended June 30, 2021 and 2020, the Company recognized contra expense of $0.9 million and $0.9 million, respectively, and for the six months ended June 30, 2021 and 2020, the Company recognized contra expense of $1.5 million and $2.9 million, respectively. As of June 30, 2021, $5.0 million remained in accrued expenses.

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

As of June 30, 2021, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2021	$1,022
2022	1,987
2023	2,185
2024	2,250
Thereafter	521
Total remaining lease payments	7,965
Less: imputed interest	(1,176)
Total operating lease liabilities	$6,789
Weighted-average remaining lease term	3.75 years
Weighted-average discount rate	8.4%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $0.5 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $0.9 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively.

Note 10. Related Party Transactions

Ultragenyx

On June 17, 2019, Arcturus and Ultragenyx executed Amendment 3 to the Ultragenyx Agreement. Pursuant to the amended Ultragenyx Agreement, the Company also granted Ultragenyx a two-year option to purchase up to 600,000 additional shares of common stock at a price of $16.00 per share. Ultragenyx exercised the option in May 2020 and owns 8.4% of the outstanding common stock of the Company as of June 30, 2021. For the three months ended June 30, 2021 and 2020, the Company recognized revenue of $0.9 million related to the Ultragenyx Agreement. For the six months ended June 30, 2021 and 2020, the Company recognized revenue of $1.8 million. As of June 30, 2021, the Company holds an accounts receivable balance of a negligible amount related to the Ultragenyx Agreement.

Equity-Method Investment

In June 2018, the Company completed the sale of its intangible asset related to the ADAIR technology. Pursuant to the asset purchase agreement for ADAIR, the Company received a 30% ownership interest in the common stock of Vallon Pharmaceuticals, Inc. (“Vallon”) in consideration for the sale of the ADAIR technology. The Company has no requirement to invest further in Vallon. Vallon completed an initial public offering and began trading on The Nasdaq Stock Market under the ticker “VLON” in February 2021. Immediately after this offering, Arcturus owned 843,750 shares of Vallon, or approximately 12%. Based on the Company’s ownership and the Vallon board of directors seat held by an executive of the Company, the Company has the ability to exercise significant influence over the operating and financial policies of Vallon; therefore, the Company accounts for this investment as an equity-method investment. The Company accounts for its share of the earnings or losses of the investee with a reporting lag of three months, as the financial statements of the investee are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis. The offering was at a share price of $8.00, greater than the initial investment which resulted in the Company recording a gain in its equity-method investment. Using a three month lag, the gain has been offset by losses incurred by Vallon through March 31, 2021.

Note 11. Subsequent Events

Vingroup Agreement

On August 2, 2021, the Company announced an agreement with Vinbiocare Biotechnology Joint Stock Company (“Vinbiocare”), a member of Vingroup Joint Stock Company, regarding a collaboration to establish a manufacturing facility in Vietnam for the manufacture of Arcturus’ investigational COVID-19 vaccines, for sale and use within Vietnam.

Under the terms of the arrangement, Vinbiocare will build out a manufacturing facility in Vietnam, and the Company will provide to Vinbiocare access to proprietary technologies and processes for the manufacture of Arcturus’ investigational COVID-19 vaccines. The Company will also provide Vinbiocare with an exclusive license to manufacture the vaccines in Vietnam at the facility solely for distribution in Vietnam. The license and technology transfer applies toward drug product manufacturing but not toward mRNA drug substance manufacturing.

Vinbiocare will make an upfront payment of $40 million and be responsible for costs associated with the technology transfer. Vinbiocare will also pay for mRNA drug substance supplied by the Company and royalties on vaccines produced at the manufacturing facility.

On June 11, 2021, the Company and Vinbiocare executed a deposit agreement whereby Vinbiocare paid the Company a $10 million deposit prior to June 30, 2021 to demonstrate its commitment to reach a mutual agreement on a technology transfer of Arcturus’ vaccine manufacturing technology (“Definitive Agreement”). In the event a Definitive Agreement was not signed, $500,000 of the deposit was non-refundable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three and six-month periods ended June 30, 2021. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10‑K for the year ended December 31, 2020 (the “2020 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 1, 2021. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2020 Annual Report.

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

In January 2021, we announced completion of the Phase 1 clinical study of our lead LUNAR-COV19 vaccine candidate (“ARCT-021”). The study was conducted with CTI Clinical Trial and Consulting Services, a global CRO, and in collaboration with Duke-NUS Medical School in Singapore. In January 2021, we commenced a Phase 2 clinical study of ARCT-021 in the United States and Singapore. In March 2021, we completed enrollment of the Phase 2 study, with 579 subjects randomized and dosed. We have completed two interim analyses of the Phase 2 safety data, which have been reviewed by the Data and Safety Monitoring Board and support continuation of the Phase 2 trial without amendment. In addition, interim immunogenicity data demonstrate >90% seroconversion for IgG antibodies binding the full-length spike protein following a single 5µg dose. These favorable safety and single-dose immunogenicity data of ARCT-021 support the rationale to initiate a Phase 3 efficacy study. ARCT-021 has been selected by a global entity for inclusion in a multinational Phase 3 vaccine trial against COVID-19. The placebo-controlled study plans to enroll tens of thousands of participants and will evaluate a 5-µg dose of ARCT-021 administered as a single injection regimen. The Phase 3 study, upon commencement, will be sponsored and funded by the entity. However, the entity may determine not to initiate, or to delay or halt, the Phase 3 clinical trial.

In August 2021, our strategic partner, Vinbiocare Biotechnology Joint Stock Company (“Vinbiocare”) received approval for a Clinical Trial Application (CTA) from the Vietnam Ministry of Health to advance ARCT-154, a next generation LUNAR-COV19 vaccine candidate, into a Phase 1/2/3 clinical study. The trial is a randomized, observer-blind, placebo-controlled design and will be funded by Vinbiocare, a subsidiary of Vingroup Joint Stock Company, the largest private industry conglomerate in Vietnam. The study is to assess the safety, immunogenicity and efficacy of the SARS-CoV-2 self-amplifying mRNA vaccine in up to 21,000 adults. Preclinical data demonstrate strong neutralizing immunogenicity in non-human primates to SARS-CoV-2 Alpha, Beta, Gamma, and Delta variants. ARCT-154 elicits 14.4 to 25.9-fold higher neutralizing antibody titers than ARCT-021 in non-human primates, including an observed increase of 17.8-fold higher neutralizing antibody titers against the Delta variant.

ARCT-154 utilizes an optimized STARR™ mRNA with multiple improvements, including modifications for stability and translation, increased immunogenicity of the spike protein antigen via amino acid substitution, expressing the spike protein in a pre-fusion state, and inactivating the furin cleavage site.

**Neutralizing Titers in Cynomolgus Macaques (Geo Mean NT50) Against Variants of Concern in Cynomolgus Macaques One Month Post Dose 2**

ARCT-021
ARCT-154
50% Serum Neutralizing Titer
$10^5$
$10^4$
$10^3$
$10^2$
$10^1$
14.4
15.1
16.2
25.9
17.8
Fold Change over ARCT-021
Limit of Detection
1,438
603
54
50
386
20,773
9,080
874
1,297
6,876
Ancestral
Alpha
Beta
Gamma
Delta
Ancestral
Alpha
Beta
Gamma
Delta

Neutralizing Titers (Geo Mean NT50) Against Variants of Concern in Cynomolgus Macaques One Month Post Dose 2
STARR™ Vaccine	Ancestral	Alpha	Beta	Gamma	Delta
ARCT-021 (7.5 mcg x 2)	1,438	603	54	50	386
ARCT-154 (7.5 mcg x 2)	20,773	9,080	874	1,297	6,876
Fold Improvement	14.4	15.1	16.2	25.9	17.8

Non-Human Primate (NHP) data collected one month after second dose of 7.5 mcg; analysis of NHP serum was performed using non-replicating vesicular stomatitis virus pseudo-typed with the spike protein of the SARS-CoV-2 variants of concern indicated. Titers were determined by calculating the dilution that resulted in 50% inhibition of cells expressing GFP encoded by the pseudovirus, a surrogate of virus infection. No assurances can be given that non-human primate data will be replicated in human subjects or that ARTC-154 will prove to be effective.

T cell responses for ARCT-021 and ARCT-154 are robust and similar in non-human primates.  Notably, STARR™ mRNA vaccines elicit T cell responses consistent against all variants of concern tested. The robust T cell responses are attributed to the self-amplifying mRNA mechanism of antigen expression.

T cell responses from non-human primates assessed one month after second dose of 7.5 mcg; SARS-CoV-2 spike specific T cell responses were analyzed by ELISpot assay using overlapping 15-mer peptides spanning the entire spike antigen from the ancestral SARS-CoV-2 strains or the Alpha, Beta, and Gamma variants of concern.  Spot Forming Units (SFU) were determined after background subtraction of unstimulated controls.

On August 3, 2021, we announced the approval for a Clinical Trial Application (CTA) from the Singapore Health Sciences Authority (HSA) to enable the advancement of two STARR™ mRNA vaccine candidates into the clinic. The Phase 1/2 clinical trial will evaluate the vaccines both as a primary vaccination series and as a booster following initial vaccination with another authorized vaccine. The Phase 1/2 trial costs are funded in part from a previously secured grant from Singapore.

In November 2020, we completed our ARCT-810 Phase 1, dose escalation study in healthy subjects, at doses up to 0.4 mg/kg. On July 28, 2021, the Company announced that it has received approval from the UK Health Research Authority to initiate a Phase 2 clinical study for ARCT-810, a novel mRNA-based therapeutic candidate for Ornithine Transcarbamylase (“OTC”) Deficiency.

Our activities since inception have consisted principally of performing research and development activities, general and administrative activities and raising capital to fund those efforts. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenues and profit from operations. As of June 30, 2021, we had an accumulated deficit of $247.4 million.

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

	Three Months Ended June 30,		2020 to 2021
(Dollars in thousands)	2021	2020	$ change	% change
Collaboration revenue	$2,001	$2,322	$(321)	-13.8%

	Six Months Ended June 30,		2020 to 2021
(Dollars in thousands)	2021	2020	$ change	% change
Collaboration revenue	$4,128	$4,968	$(840)	-16.9%

Collaboration revenue decreased by $0.3 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease in collaboration revenue primarily relates to a decrease in sublicense revenue as we received approximately $0.3 million in sublicense revenue from SGI in the second quarter of 2020 that did not reoccur in 2021. The decrease was also attributable to a $0.3 million decrease in revenue from material transfer agreements as we have shifted more resources into the COVID-19 vaccine program. The decrease was partially offset by higher research and development expense reimbursements recognized in the second quarter of 2021 primarily related to other collaboration agreements including Janssen.

Collaboration revenue decreased by $0.8 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease in collaboration revenue primarily relates to (i) a decrease in sublicense revenue as we received approximately $0.3 million in sublicense revenue from SGI during the first six months of 2020 that did not reoccur in 2021 and (ii) a $0.3 million decrease in revenue from material transfer agreements as we have shifted more resources into the COVID-19 vaccine program.

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended June 30,		2020 to 2021		Six Months Ended June 30,		2020 to 2021
(Dollars in thousands)	2021	2020	$ change	% change	2021	2020	$ change	% change
Operating expenses:
Research and development, net	$45,679	$7,944	$37,735	*	$95,729	$15,861	$79,868	*
General and administrative	10,042	4,420	5,622	*	19,785	8,611	11,174	*
Total	$55,721	$12,364	$43,357	*	$115,514	$24,472	$91,042	*

*  Greater than 100%

The following table presents our total research and development expenses by category:

	Three Months Ended June 30,		2020 to 2021		Six Months Ended June 30,		2020 to 2021
(Dollars in thousands)	2021	2020	$ change	% change	2021	2020	$ change	% change
External pipeline development expenses:
LUNAR-OTC	$2,067	$1,182	$885	74.9%	$5,153	$4,874	$279	5.7%
LUNAR-CF, net	834	968	(134)	-13.8%	2,238	1,304	934	71.6%
LUNAR-COVID, net	27,085	2,428	24,657	*	56,397	2,559	53,838	*
Discovery technologies	5,706	(246)	5,952	*	13,551	235	13,316	*
External platform development expenses:
Partnered discovery technologies	173	410	(237)	*	636	780	(144)	*
Total development expenses	$35,865	$4,742	$31,123	*	$77,975	$9,752	$68,223	*
Personnel related expenses	$8,563	$2,174	$6,389	*	$15,472	$4,377	$11,095	*
Facilities and equipment expenses	1,251	1,028	223	21.7%	2,282	1,732	550	31.8%
Total research and development expenses, net	$45,679	$7,944	$37,735	*	$95,729	$15,861	$79,868	*

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

LUNAR-OTC expenses increased by $0.9 million and $0.3 million during the three and six months ended June 30, 2021, respectively, as compared to 2020. The increase related to non-recurring expenses for the Phase 1 clinical trial for ARCT-810.

LUNAR-CF expenses were relatively consistent during the three months ended June 30, 2021 when compared to the three months ended June 30, 2020, decreasing by $0.1 million. LUNAR-CF expenses increased by $0.9 million during the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. Expenses incurred were partially offset with funds awarded by the CFF. The increase in LUNAR-CF expenses was due primarily to increased research and development cost incurred in association with the amendment to the CFF Agreement executed in July 2019, and we expect that our development efforts and associated costs will increase over the next several years as the LUNAR-CF program moves toward expected CTA submission in the first half of 2022.

LUNAR-COVID expenses increased by $24.7 million and $53.8 million during the three and six months ended June 30, 2021, respectively, as compared to 2020. The increase is due to the fact that the LUNAR-COV19 program did not commence until late in the first quarter of 2020 and is now in clinical trials. Expenses related to pre-launch inventory represent $10.0 million and $26.3 million of the increase for the three and six months ended June 30, 2021, respectively, with no expense incurred during the 2020 periods. We expect that the program costs and pre-launch inventory costs will continue to increase as clinical trials progress and we advance program development.

Discovery technologies represents our efforts to expand our product pipeline and are expected to continually increase in the near future. Partnered discovery technologies increased by $6.0 million and $13.3 million during the three and six months ended June 30, 2021, respectively, as compared to 2020. The increase is primarily due to the addition of several new development programs during 2020. Further, in the first quarter of 2021 we acquired an exclusive license from Alexion Pharmaceuticals to certain intellectual property for approximately $5.0 million of our common stock, which we expensed in 2021.

Within our platform development expenses, our partnered discovery expenses with our current partners are expected to fluctuate based on the needs of our collaboration partners and was relatively flat year over year. We expect partnered discovery technologies expenses to fluctuate based on the needs of our collaboration partners.

Personnel related expenses, net of funds received from CFF and the Singapore EDB, increased by $6.4 million and $11.1 million during the three and six months ended June 30, 2021, respectively, as compared to 2020. The increases were associated with increased headcount costs necessary to advance our external pipeline, platform and clinical trial efforts as well as increased share-based compensation expense.

Facilities and equipment expenses increased by $0.2 million and $0.6 million during the three and six months ended June 30, 2021, respectively, as compared to 2020. The increases resulted primarily from higher rent and related costs associated with an additional lease that we entered into in February 2020.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses increased by $5.6 million and $11.2 million during the three and six months ended June 30, 2021, respectively, as compared to 2020. The increases resulted primarily from personnel expense due to increased headcount and increased share-based compensation expense.

Finance (expense) income, net

	Three Months Ended June 30,		2020 to 2021		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ change	% change	2021	2020	$ change	% change
Interest income	$190	$74	$116	*	$378	$176	$202	*
Interest expense	(710)	(195)	(515)	*	(1,256)	(449)	(807)	*
Total	$(520)	$(121)	$(399)	*	$(878)	$(273)	$(605)	*

*  Greater than 100%

Interest income is generated on cash and cash equivalents. The increase in interest income for the three and six months ended June 30, 2021 as compared to the prior year period was a result of increased cash and cash equivalents balances. Interest expense was incurred in conjunction with our Loan and Security Agreement with Western Alliance Bank and the Singapore Loan. The increase in interest expense for the three and six months ended June 30, 2021 as compared to the prior year period was primarily a result of additional accrued interest expense related to the Singapore Loan that was funded in January 2021.

Other income and expense

Other income and expense items relate to gains and losses from foreign currency transactions and from equity-method investments. We recorded a gain of $0.4 million for foreign currency transactions under the Singapore Loan during the first six months of 2021. Additionally, during the three months ended June 30, 2021 we recorded a loss of $0.3 million in connection with our equity-method investment in Vallon Pharmaceuticals, Inc., of which we hold approximately 12%. However, during the first six months of 2021 we have recorded a total net gain of $0.9 million related to the Vallon equity-method investment.

Off-balance sheet arrangements

Through June 30, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended June 30, 2021, the Company has funded its operations principally with the proceeds from the sale of capital stock, long-term debt and revenues earned through collaboration agreements. At June 30, 2021, we had $433.6 million in unrestricted cash and cash equivalents.

Loan and Security Agreement

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

Grants from the Economic Development Board of the Republic of Singapore

On March 4, 2020, we were awarded a grant (“Grant 1”) from the Economic Development Board of the Republic of Singapore (the “EDB”) to support the co-development of a potential COVID-19 vaccine program with the Duke-NUS Medical School. The Grant provides for up to S$14.0 million (approximately US$10.0 million using the exchange rate at the time the grant contract was entered into) in grants to support the development of the vaccine. On June 29, 2021 the EDB agreed to amend Grant 1 to update certain delivery and milestone timelines. The Grant has been paid in full by the EDB as a result of the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The funds received have been recognized as contra research and development expense. We are liable for certain expenses during the program and were also subject to certain conditions including the completion of an external audit within 183 days of the conclusion of the claim period on February 20, 2021, or August 22, 2021, and delivery of 10 grams of LUNAR-COV19 vaccine candidate suitable for use in a phase 3 variant trial in two shipments with a partial shipment by June 30, 2022 and a remaining shipment by September 30, 2022. Additionally, we are required to pay an agreed upon royalty rate to Duke-NUS on future net sales of the LUNAR-COV19 vaccine candidate in markets or jurisdictions outside of Singapore.

On October 2, 2020, we were awarded another grant (“Grant 2”) from the EDB to support the further development of a potential COVID-19 vaccine program. On June 29, 2021 the EDB agreed to amend Grant 2 to update certain delivery and milestone timelines. The grant provides for up to S$9.3 million (approximately US$6.7 million) to support the development of the vaccine candidate for costs incurred in Singapore subject to certain conditions including (i) completing an external audit within 183 days from March 31, 2021, or September 30, 2021, (ii) delivering 10 grams of LUNAR-COV19 vaccine candidate suitable for use in a phase 3 variant trial in two shipments with a partial shipment by June 30, 2022 and a remaining shipment by September 30, 2022 and (iii) creating an entity in Singapore which was completed during the fourth quarter of 2020, and (iv) initiating a clinical trial for a variant COVID-19 vaccine by March 31, 2022. The grant will be paid in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate. We received the first installment of $3.6 million in the fourth quarter of 2020.

Manufacturing Support Agreement

On November 7, 2020, we entered into a Manufacturing Support Agreement (the “Support Agreement”) with the EDB. Pursuant to the Support Agreement, the EDB agreed to make a term loan of S$62.1 million, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidates (the “Singapore Loan”). In June 2021, the EDB agreed to amend the Singapore Loan. The amendment includes certain loan covenants requiring (i) unused funds as of March 31, 2022 to be subsequently returned within thirty days, subject to any further agreed upon extension of the reconciliation date, (ii) us to provide a quarterly reconciliation report within forty-five days of each financial quarter end, (iii) an external audit of expenses paid through June 30, 2021 to be completed by September 30, 2021, and a projection of expenditures through March 31, 2022 followed by an audited statement of actual expenditures through March 31, 2022 by June 30, 2022, (iv) us to deliver 10 grams of LUNAR-COV19 vaccine candidate suitable for use in a phase 3 variant trial in two shipments with a partial shipment by June 30, 2022 and a remaining shipment by September 30, 2022, (v) us to provide EDB with a right of first refusal on GMP manufacturing slots of the LUNAR-COV19 vaccine candidate up to an agreed-upon maximum amount, (vi) and the obligation to repay the Singapore Loan will be secured by an interest in the raw materials and manufacturing equipment purchased by us with the funds from the Singapore Loan in form and substance satisfactory to the EDB in its sole discretion. We elected to borrow the full amount available under the Support Agreement of S$62.1 million ($46.6 million) on January 29, 2021.

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

The Singapore Loan is forgivable if we have not obtained regulatory approval by the final repayment date and net sales of LUNAR-COV19 are less than $100 million. If, any portion of the Singapore Loan is required to be forgiven pursuant to the terms of the Support Agreement, the EDB has the right to take ownership of certain raw materials and equipment that were purchased by us with proceeds of the Singapore Loan (the “Specified Assets”). We entered into a security agreement (the “Security Agreement”) for the benefit of the EDB to provide that repayment of the Singapore Loan and related obligations are secured by a lien on the Specified Assets.

In connection with the entry into the Support Agreement, we entered into a consent agreement with Western Alliance Bank (the “Bank”) and an amendment to the Loan and Security Agreement, dated as of October 12, 2018, to exclude the Specified Assets from Western Alliance Bank’s lien on certain assets.

Vinbiocare Agreement

On August 2, 2021, we announced an agreement with Vinbiocare Biotechnology Joint Stock Company (“Vinbiocare”), a member of Vingroup Joint Stock Company, regarding a collaboration to establish a manufacturing facility in Vietnam for the manufacture of our investigational COVID-19 vaccine program, for sale and use within Vietnam.

Under the terms of the arrangement, Vinbiocare will build out a manufacturing facility in Vietnam, and we will provide to Vinbiocare access to proprietary technologies and processes for the manufacture of our investigational COVID-19 vaccine program. We will also provide Vinbiocare with an exclusive license to manufacture the vaccines in Vietnam at the facility solely for distribution in Vietnam. The license and technology transfer applies toward drug product manufacturing but not toward mRNA drug substance manufacturing. Vinbiocare will make an upfront payment of $40 million and be responsible for costs associated with the technology transfer. Vinbiocare will also pay for mRNA drug substance supplied by us and royalties on vaccines produced at the manufacturing facility.

General Financial Resources

A significant portion of our current unrestricted cash and cash equivalents balance of $433.6 million is expected to be utilized during fiscal year 2021 to fund (i) the continued Phase 1 trial and anticipated Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (ii) advancing our new LUNAR-FLU program toward submission of an IND, (iii) and other programs and administrative costs.

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

Overview

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash provided by (used in):
Operating activities	$(75,893)	$(20,352)
Investing activities	(522)	(611)
Financing activities	47,094	85,721
Net (decrease) increase in cash, cash equivalents and restricted cash	$(29,321)	$64,758

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

Net cash used in operating activities was $75.9 million on a net loss of $110.9 million for the six months ended June 30, 2021, compared to net cash used of $20.4 million on a net loss of $20.0 million for the six months ended June 30, 2020. Adjustments for non-cash charges were $20.4 million and $3.3 million for the six months ended June 30, 2021 and 2020, respectively. Changes in working capital resulted in adjustments to operating net cash inflows of $14.7 million and outflows of $3.6 million for the six months ended June 30, 2021 and 2020, respectively. Changes in working capital for the six months ended June 30, 2021 were primarily driven by increases in deferred revenue, accounts payable and accrued liabilities, partly offset by decreases in prepaid expenses and accounts receivable. Changes in working capital for the six months ended June 30, 2020 were primarily driven by decreases in deferred revenue, accounts payable, prepaid expenses and accounts receivable and was partly offset by an increase to accrued liabilities.

Investing Activities

Net cash used in investing activities of $0.5 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively, reflects cash used to purchase property and equipment.

Financing Activities

Net cash provided by financing activities of $47.1 million for the six months ended June 30, 2021 consisted of net proceeds from the Singapore Loan of $46.6 million and proceeds from the exercise of stock options of $0.5 million. Net cash provided by financing activities for the six months ended June 30, 2020 reflects proceeds of $9.6 million from the issuance of common stock to Ultragenyx, proceeds from the issuance of common stock of $75.3 million, and proceeds from the exercise of stock options of $0.8 million.

Funding Requirements

We anticipate that we will continue to generate annual net losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin commercialization of our products. As a result, we will require additional capital to fund our operations in order to support our long-term plans. The Company intends to seek additional capital through equity or debt financings, collaborative or other funding arrangements with partners or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Our future funding requirements are difficult to forecast and will depend on many factors, including the following:

•	the demonstration of safety and efficacy of our product candidates, particularly ARCT-021, in ongoing clinical trials;
•	the achievement of milestones under our strategic alliance agreements;
•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;
•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	the cost and timing of hiring new employees to support our continued growth;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the costs and timing of procuring clinical and commercial supplies of our product candidates;
•	the costs and timing of establishing sales, marketing and distribution capabilities;
•	the costs associated with legal proceedings;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the identification and consummation of funding arrangements with third parties, including foreign governments and United States government agencies.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level, and we believe the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended June 30, 2021 fairly present, in all material respects, our financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On December 13, 2019, a former employee of the Company filed a complaint in San Diego County Superior Court, captioned Adonary Munoz v. Arcturus Therapeutics, Inc., et al, Case No. 37-2019-00066358-CU-PO-CTL. The lawsuit alleged sexual assault by an acquaintance of one of our employees and sought to hold the Company liable on a number of causes of action. On January 17, 2020, a second amended complaint (“SAC”) was filed seeking $30.0 million in damages, including punitive damages and damages for emotional distress. The plaintiff agreed to stipulate to arbitration for the claims being alleged against the Company. On May 5, 2021, the parties settled the dispute, and the parties agreed to dismiss the legal proceedings. The settlement did not result in any material liability to the Company as the settlement payment was covered by the Company’s insurance.

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

ARCT-021 has been selected by a global entity for inclusion in a Phase 3 trial against COVID-19. If the Phase 3 clinical trial is not initiated or experiences significant delays in doing so, we may be unable to fund or timely initiate a Phase 3 clinical trial on ARCT-021 or any other COVID-19 vaccine candidate. If any clinical trial does not generate successful results, we may be unable to market and sell ARCT-021 or any other COVID-19 vaccine.

We have commenced a Phase 2 trial of ARCT-021 and the candidate has been selected by a global entity for inclusion in a Phase 3 clinical trial. However, the entity may determine not to initiate, or to delay or halt, the Phase 3 clinical trial. If the Phase 3 clinical trial is not initiated or experiences significant delays in doing so, we may be unable to fund or to timely initiate a Phase 3 clinical trial of ARCT-021 or any other COVID-19 vaccine. If we were to determine to initiate additional or separate Phase 3 clinical trial, we would need to identify additional funding sources to conduct and complete any Phase 3 trial commenced. The data received to date, although providing sufficient information to allow us to proceed further is not complete enough to provide conclusive evidence with respect to safety and potential efficacy of ARCT-021.

Clinical trial results are inherently uncertain, and a significant portion of our success and business prospects depend on the progress of this program. Our failure to demonstrate safety or obtain positive clinical trial results, inability to meet the expected timeline for release of data for this trial, or failure to successfully develop a single-dose vaccine could have an adverse effect on our business operations and financial condition. Furthermore, we will not have a detailed understanding of the efficacy of ARCT-021 until infection of a sufficient number of subjects in a Phase 3 trial, enrollment for which may be delayed or prevented by rollout of competing vaccines for COVID-19, competing clinical trials and the refusal of certain countries’ regulatory authorities to allow placebo-controlled trials for COVID-19 vaccine candidates. We cannot be certain if we will receive approval to proceed with a Phase 3 study, when we will begin enrollment, or the nature of the protocols that may eventually be approved. If the data is not positive or is inconclusive, we may not be able to continue our studies or identify additional funding to continue the studies. No assurance can be given that the results of the trials will produce adequate results to allow us to commence or continue expected trials or that that adequate efficacy will be demonstrated such that ARCT-021 will be a viable commercial product.

Our strategic partner, Vinbiocare, has received approval to conduct a Phase 1/2/3 clinical trial for ARCT-154, our next generation COVID-19 vaccine candidate, in Vietnam. If the Phase 1/2/3 clinical trial is not initiated or experiences significant delays in doing so, we may be unable to fund or timely initiate a clinical trial on ARCT-154 or any other COVID-19 vaccine candidate. If the planned clinical trial does not generate successful results, or the results are not accepted by government authorities outside of Vietnam, then we may be unable to, or be significantly limited in our ability to, market and sell ARCT-154 or any other COVID-19 vaccine.

Our strategic partner may determine not to initiate, or to delay or halt, the clinical trial. If our strategic partner does not proceed with the clinical trial or experiences significant delays in doing so, we may be unable to fund or to timely initiate a clinical trial of ARCT-154 or any other COVID-19 vaccine programs. If we were to determine to initiate additional or separate Phase 3 clinical trial, we would need to identify additional funding sources to conduct and complete any Phase 3 trial commenced. or does not generate successful results, or experiences significant delays in doing so, we may be unable to market and sell a COVID-19 vaccine program. If we were to determine to initiate additional or separate clinical trials, we would need to identify additional funding sources to conduct and complete any trial commenced. If the clinical trial does not generate successful results, or if the results are not accepted by government authorities outside of Vietnam, then we may be unable to, or be significantly limited in our ability to, market and sell ARCT-154 or any other COVID-19 vaccine.

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

10.31	Arcturus Therapeutics Holdings Inc. Severance Policy for Executives. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021 (File No. 001-38942).

10.32**	Technology License and Technical Support Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiocare Biotechnology Joint Stock Company.

10.33**	Framework Drug Substance Supply Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiocare Biotechnology Joint Stock Company.

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.v

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: August 9, 2021	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer