Form 10-Q
period 2021-09-30
Arcturus Therapeutics Holdings Inc.
filed 2021-11-09
CIK 1768224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, the registrant had 26,360,521 shares of voting common stock outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value information)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$413,880	$462,895
Accounts receivable	2,015	2,125
Prepaid expenses and other current assets	5,071	2,769
Total current assets	420,966	467,789
Property and equipment, net	4,843	3,378
Operating lease right-of-use asset, net	5,983	5,182
Equity-method investment	670	—
Non-current restricted cash	2,074	107
Total assets	$434,536	$476,456
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,265	$10,774
Accrued liabilities	52,358	20,639
Deferred revenue	57,616	18,108
Total current liabilities	118,239	49,521
Deferred revenue, net of current portion	8,497	12,512
Long-term debt, net of current portion	42,345	13,845
Operating lease liability, net of current portion	4,935	4,025
Other long-term liabilities	1,394	—
Total liabilities	$175,410	$79,903
Stockholders’ equity
Common stock: $0.001 par value; 60,000 shares authorized; 26,349 issued and outstanding at September 30, 2021 and 26,192 issued and outstanding at December 31, 2020	26	26
Additional paid-in capital	567,927	540,343
Accumulated deficit	(308,827)	(143,816)
Total stockholders’ equity	259,126	396,553
Total liabilities and stockholders’ equity	$434,536	$476,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$2,437	$2,333	$6,565	$7,301
Operating expenses:
Research and development, net	45,398	17,699	141,127	33,560
General and administrative	10,860	5,572	30,645	14,183
Total operating expenses	56,258	23,271	171,772	47,743
Loss from operations	(53,821)	(20,938)	(165,207)	(40,442)
(Loss) gain from equity-method investment	(250)	—	670	(263)
Gain from foreign currency	506	—	923	—
Finance expense, net	(519)	(66)	(1,397)	(339)
Net loss	$(54,084)	$(21,004)	$(165,011)	$(41,044)
Net loss per share, basic and diluted	$(2.05)	$(0.92)	$(6.27)	$(2.19)
Weighted-average shares outstanding, basic and diluted	26,338	22,938	26,302	18,766
Comprehensive loss:
Net loss	$(54,084)	$(21,004)	$(165,011)	$(41,044)
Comprehensive loss	$(54,084)	$(21,004)	$(165,011)	$(41,044)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

in thousands

Three Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – June 30, 2021	26,327	$26	$560,365	$(254,743)	$305,648
Net loss	—	—	—	(54,084)	(54,084)
Share-based compensation expense	—	—	6,870	—	6,870
Issuance of common stock upon exercise of stock options	9	—	177	—	177
Issuance of common stock under equity plans	13	—	515		515
BALANCE – September 30, 2021	26,349	$26	$567,927	$(308,827)	$259,126

Three Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – June 30, 2020	20,610	$21	$185,110	$(91,708)	$93,423
Net loss	—	—	—	(21,004)	(21,004)
Issuance of common stock, net of issuance costs	3,754	4	186,574	—	186,578
Issuance of common stock upon exercise of stock options	109	—	645	—	645
Share-based compensation expense	—	—	1,988	—	1,988
BALANCE – September 30, 2020	24,473	$25	$374,317	$(112,712)	$261,630

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

in thousands

Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2020	26,192	$26	$540,343	$(143,816)	$396,553
Net loss	—	—	—	(165,011)	(165,011)
Issuance of common stock related to acquired in-process research and development	75	—	5,000	—	5,000
Share-based compensation expense	—	—	21,397	—	21,397
Issuance of common stock upon exercise of stock options	69	—	672	—	672
Issuance of common stock under equity plans	13	—	515	—	515
BALANCE – September 30, 2021	26,349	$26	$567,927	$(308,827)	$259,126

Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2019	15,138	$15	$97,445	$(71,668)	$25,792
Net loss	—	—	—	(41,044)	(41,044)
Issuance of common stock, net of issuance costs	8,489	9	261,874	—	261,883
Issuance of common stock to Ultragenyx on option exercise	600	1	9,599	—	9,600
Issuance of common stock upon exercise of stock options	246	—	1,461	—	1,461
Share-based compensation expense	—	—	3,938	—	3,938
BALANCE – September 30, 2020	24,473	$25	$374,317	$(112,712)	$261,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

in thousands

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(165,011)	$(41,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	883	613
Share-based compensation expense	21,397	3,938
Acquired in-process research and development expense	5,000	—
(Gain) loss from equity-method investment	(670)	263
Foreign currency transaction gain	(923)	—
Other non-cash expenses	2,477	1,027
Changes in operating assets and liabilities
Accounts receivable	110	(268)
Prepaid expense and other assets	(2,302)	(3,872)
Accounts payable	(2,569)	15
Accrued liabilities	13,569	7,335
Deferred revenue	35,493	(4,236)
Net cash used in operating activities	(92,546)	(36,229)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,288)	(1,045)
Net cash used in investing activities	(2,288)	(1,045)
FINANCING ACTIVITIES:
Proceeds from debt	46,599	—
Proceeds from issuance of common stock, net of issuance costs	—	261,883
Proceeds from the issuance of common stock to Ultragenyx on option exercise	—	9,600
Proceeds from exercise of stock options	672	1,461
Proceeds from the issuance of common stock under equity plans	515	—
Net cash provided by financing activities	47,786	272,944
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(47,048)	235,670
Cash, cash equivalents and restricted cash at beginning of the period	463,002	71,460
Cash, cash equivalents and restricted cash at end of the period	$415,954	$307,130

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$173	$173
Non-cash investing activities
Right-of-use asset obtained in exchange for lease liabilities	$1,828	$674
Acquisition of in-process research and development through issuance of common stock	$5,000	$—
Purchase of property and equipment in accounts payable	$60	$670

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

In April 2021, Arcturus and Axcelead, Inc., a company existing under the laws of Japan (“Axcelead”), formed a joint venture entity, named Arcalis, Inc. (“JV Entity”), which operates as a corporation under the laws of Japan. Axcelead is an integrated drug discovery solutions provider to the pharmaceutical industry in Japan, having succeeded to a portion of the drug discovery research department of Takeda Pharmaceutical Company Limited on July 1, 2017. The goal of the JV Entity is to be a contract development and manufacturing organization focused on mRNA manufacturing that would provide manufacturing services to the Company and also to third parties. The joint venture includes a shareholders agreement setting forth initial funding of the JV Entity and rights of the shareholders, including certain approval rights of Arcturus. As part of the joint venture, the Company entered into a License and Technology Transfer Agreement with the JV Entity, pursuant to which Arcturus grants to JV Entity a nonexclusive license to certain intellectual property for use at the JV Entity’s facilities, and obligates Arcturus to conduct certain technology transfer activities.

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

Liquidity

The Company has incurred significant operating losses since its inception. As of September 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $308.8 million and $143.8 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through September 30, 2021, the Company has funded its operations principally with the sale of capital stock, revenues earned through collaboration agreements, and proceeds from long-term debt. During the third quarter of 2021, the Company entered into an agreement with Vinbiotech Research and Manufacture Joint Stock Company (“Vinbiotech”) in which the Company received a nonrefundable upfront payment of $40.0 million to allow Vinbiotech to establish a manufacturing facility in Vietnam for the manufacture of Arcturus’ investigational COVID-19 vaccines, for sale and use within Vietnam. During the first quarter of 2021, the Company elected to borrow and the Economic Development Board of the Republic of Singapore (the “EDB”) agreed to make a term loan of S$62.1 million (approximately USD$46.6 million) to support the manufacture of the LUNAR-COV19 vaccine candidate. Additionally, through underwritten public offerings during fiscal year 2020, the Company raised net proceeds of $423.8 million, after deducting underwriting discounts, commissions, and offering expenses.

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

The terms of the Company’s revenue agreements include license fees, upfront payments, milestone payments, and reimbursement for research and development activities, option exercise fees, consulting and related technology transfer fees and royalties on sales of commercialized products. Arrangements that include upfront payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs obligations under these arrangements. The event-based milestone payments represent variable consideration, and the Company uses the most likely amount method to estimate this variable consideration because the Company will either receive the milestone payment or will not, which makes the potential milestone payment a binary event. The most-likely-amount method requires the Company to determine the likelihood of earning the milestone payment. Given the high degree of uncertainty around achievement of these milestones, the Company determines the milestone amounts to be fully constrained and does not recognize revenue until the uncertainty associated with these payments is resolved. The Company will recognize revenue from sales-based royalty payments when or as the sales occur. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

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

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

(in thousands)	September 30, 2021	September 30, 2020
Cash and cash equivalents	$413,880	$307,023
Non-current restricted cash	2,074	107
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$415,954	$307,130

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

Note 2. Revenue

The Company has entered into license agreements and collaborative research and development arrangements with pharmaceutical and biotechnology companies, as well as consulting, related technology transfer and product revenue agreements. Under these arrangements, the Company is entitled to receive license fees, consulting fees, product fees, technological transfer fees, upfront payments, milestone payments if and when certain research and development milestones or technology transfer milestones are achieved, royalties on approved product sales and reimbursement for research and development activities. The Company’s costs of performing these services are included within research and development expenses, and within cost of sales for expenses related to revenue that is earned as product sales that have regulatory approval or subsequent commercialization of an investigational product candidate is probable. The Company’s milestone payments are typically defined by achievement of certain preclinical, clinical, and commercial success criteria. Preclinical milestones may include in vivo proof of concept in disease animal models, lead candidate identification, and completion of IND-enabling toxicology studies. Clinical milestones may, for example, include successful enrollment of the first patient in or completion of Phase 1, 2 and 3 clinical trials, and commercial milestones are often tiered based on net or aggregate sale amounts. The Company cannot guarantee the achievement of these milestones due to risks associated with preclinical and clinical activities required for development of nucleic acid medicine-based therapeutics and vaccines.

The following table presents changes during the nine months ended September 30, 2021 in the balances of contract assets, including receivables from collaborative partners, consulting and related technology transfer partners, and contract liabilities, including deferred revenue, as compared to what was disclosed in the Company’s Annual Report.

(in thousands)	Contract Assets
BALANCE - December 31, 2020	$2,125
Additions for revenue recognized from billings	32,058
Deductions for cash collections	(32,168)
BALANCE – September 30, 2021	$2,015

(in thousands)	Contract Liabilities
BALANCE - December 31, 2020	$30,620
Additions for advanced billings	42,058
Deductions for promised services provided in current period	(6,565)
BALANCE – September 30, 2021	$66,113

The following table summarizes the Company’s revenues for the periods indicated (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Vinbiotech	$600	$—	$600	$—
Janssen	636	879	2,229	2,469
Ultragenyx	926	912	2,776	2,736
CureVac	241	241	713	782
Other	34	301	247	1,314
Total revenue	$2,437	$2,333	$6,565	$7,301

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant collaboration arrangements.

Vinbiotech

From June 11, 2021 through August 2, 2021, the Company entered into a series of agreements with Vinbiotech, a member of Vingroup Joint Stock Company (collectively the “Vinbiotech Agreement”), whereby the Company will provide technical expertise and support services to Vinbiotech to assist in the build out of a manufacturing facility in Vietnam. Such expertise shall include a specified level of access to the Company’s personnel and drug substance necessary to validate the successful set up of the facility. Under the terms of the arrangements, the Company will also provide a specified number of doses of ARCT-154 for use by Vinbiotech in a phase 3 clinical study within Vietnam. The Company received an upfront payment in aggregate of $40 million and subsequent to achieving emergency use authorization, the Company will receive low single digit payments per dose for drug substance and related royalties.

In evaluating the Vinbiotech Agreement in accordance with Accounting Standards Codification (“ASC”) Topic 606, the Company concluded that Vinbiotech is a customer. The Company identified all promised goods/services within the Vinbiotech Agreement, and when combining certain promised goods/services, the Company concluded that there are four distinct performance obligations. The four performance obligations include (i) consulting to support the build out of the manufacturing facility and technical transfer, (ii) shipment of 80 grams of drug substance to validate the manufacturing facility, (iii) the sale of 2,500 vials of drug product to support the phase 3 clinical trial and (iv) consulting to support the phase 3 clinical trial. For each performance obligation, the Company estimated the standalone selling price based on cost plus margin for drug substance and drug product as well as estimated headcount and full-time equivalent (“FTE”) rates for consulting services to support the phase 3 clinical trial, the build out of the manufacturing facility and the technology transfer.

As of September 30, 2021, the transaction price consists of upfront consideration received and budgeted reimbursable out-of-pocket costs to support the build out of the manufacturing facility and technology transfer. Using the estimated stand-alone selling price for each of the four performance obligations, the Company allocated the transaction price to the performance obligations in proportion to their standalone selling price, the relative standalone selling price basis. The Company recognizes revenue when the performance obligation is transferred, meaning when Vinbiotech obtains control of the promised good or service. The drug substance and drug product performance obligations are recognized at the point in time the goods are transferred. The consulting performance obligations are recognized over a period of time based on the percentage of services rendered, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the drug product is manufactured as they are constrained.

Total deferred revenue as of September 30, 2021 for the Vinbiotech agreement was $39.4 million.

For Janssen Pharmaceuticals, Inc. (“Janssen”), Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) and CureVac AG (“CureVac”), the Company evaluated the respective agreement in accordance with Accounting Standards Codification (“ASC”) Topic 606. The Company concluded that the contract counterparty is a customer. The Company identified all promised goods/services within each agreement, and concluded that the promised goods/services are incapable of being distinct and consequently do not have any value on a standalone basis. Accordingly, the promised goods/services within each agreement were determined to represent a single performance obligation. Lastly, the Company concluded that any options to select additional collaboration targets and to license rights to selected targets were not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated.

Janssen

In October 2017, the Company entered into a research collaboration and license agreement with Janssen (the “2017 Agreement”) to collaborate on developing candidates for treating HBV with RNA therapeutics. The 2017 Agreement allocated discovery, development, funding obligations, and ownership of related intellectual property among the Company and Janssen. The Company received an upfront payment of $7.7 million and may receive preclinical, development and sales milestone payments of up to $56.5 million, as well as royalty payments on any future licensed product sales. In October, the LUNAR-HBV program reached an incremental milestone based on demonstration of in vivo efficacy and safety for which Janssen will pay the Company $1.0 million. Janssen began reimbursing the Company for research costs during the first quarter of 2019 upon the completion of the first of three research periods. Janssen will pay royalties as a low to mid-single digit percentage of net sales of licensed products, subject to reduction on a country-by-country and licensed-product-by-licensed-product basis and subject to certain events, such as expiration of program patents. In addition, the 2017 Agreement includes an exclusivity period.

As of September 30, 2021, the remaining transaction price consisting of upfront consideration received and budgeted reimbursable out-of-pocket costs, is expected to be recognized using an input method over the remaining research period of 12 months. None of the development and commercialization milestones were included in the transaction price as they are outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. The development milestone achieved in October 2021 will be included in the transaction price during the fourth quarter of 2021. Any consideration related to sales-based royalties will be recognized when the related sales occur, provided that the reported sales are reliably measurable, and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price.

Total deferred revenue as of September 30, 2021 and December 31, 2020 for Janssen was $5.7 million and $5.9 million, respectively.

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

The current potential development, regulatory and commercial milestone payments for the existing development targets as of September 30, 2021 are $138.0 million. Ultragenyx will pay royalties as a single-digit percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term. As of September 30, 2021, Ultragenyx is working to identify and enroll patients in a Phase 1/2 study.

On June 18, 2019, Arcturus and Ultragenyx amended the collaboration agreement for a third time (“Amendment 3”). As part of Amendment 3, the total number of targets was increased from 10 to 12, and reserve targets will be exclusively reserved for Ultragenyx with no fees for four years after execution of the amendment. An equity component was also added as part of Amendment 3 wherein Ultragenyx purchased 2.4 million shares of common stock at a premium price. Along with the equity purchase, Ultragenyx received an option to purchase 0.6 million additional shares of common stock at $16.00 per share. In May 2020, the option was exercised.

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

As of September 30, 2021, the transaction price included the upfront consideration received, option payments, exclusivity extension payments and additional consideration received pursuant to Amendment 3. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that the consideration is outside the control of the Company and contingent upon success in future clinical trials, approval from the FDA and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Ultragenyx and therefore have also been excluded from the transaction price.

Amendment 3 was deemed a contract modification and accounted for as part of the original Ultragenyx Agreement. The transaction price is recognized to revenue on a straight-line basis using an input method over the 4-year reserve target exclusivity period. The reserve target exclusivity period represents the timing over which promised goods/services will be provided. Total deferred revenue at September 30, 2021 and December 31, 2020 from Ultragenyx was $6.5 million and $9.2 million, respectively.

CureVac

In January 2018, the Company entered into a Development and Option Agreement (the “Development and Option Agreement”) with CureVac. Under the terms of the Development and Option Agreement, the parties agreed to conduct joint preclinical development programs once CureVac makes a payment to pull down a target on the basis of which CureVac is granted options for taking a license on pre-agreed license terms to develop and commercialize certain products incorporating the Company’s patents and know-how related to LUNAR delivery technology (the “Arcturus Delivery Technology”), and CureVac patents and know-how related to mRNA technology.

Prior to expiration of the initial term of eight years (which was subsequently amended, as discussed below), the Development and Option Agreement also includes an option to extend the term on an annual basis for up to three years, subject to payment by CureVac to Arcturus of a non-refundable annual extension fee. The Development and Option Agreement includes potential milestone payments from CureVac to the Company for selected targets. The current potential milestone payments for the remaining targets as of September 30, 2021 are $14.0 million for rare disease targets and $23.0 million for non-rare disease targets. CureVac will pay royalties as a percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term in the low single-digit range. As of September 30, 2021, CureVac has not yet reached the clinical phase of the contract. Pursuant to a May 2018 amendment to the Development and Option Agreement (and as amended and restated on September 28, 2018), the Company increased the number of targets available to CureVac under the Development and Option Agreement and agreed upon the license forms to be executed upon selection of the targets by CureVac.

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

As of September 30, 2021, the transaction price included the upfront consideration received. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to CureVac and therefore have also been excluded from the transaction price. As of September 30, 2021, no adjustments were made to the transaction price.

The upfront consideration of $5.0 million was recorded as deferred revenue in the Company’s balance sheet upon receipt and is currently being recognized as revenue on a straight-line basis using an input method over the remaining 22 month contractual term as of September 30, 2021. Total deferred revenue as of September 30, 2021 and December 31, 2020 for CureVac was $1.6 million and $2.3 million, respectively.

Other Agreements

Other Revenue

The remaining revenue from smaller collaboration agreements and material transaction agreements primarily relates to the agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”). Total deferred revenue as of September 30, 2021 and December 31, 2020 for Takeda was $0.2 million and $0.4 million, respectively. The current agreement was entered into on March 18, 2019 and is expected to be completed during fiscal year 2021.

Israeli Ministry of Health

On August 17, 2020, the Company entered into an agreement with the Israeli Ministry of Health (“MOH”) to supply the Company’s COVID-19 vaccine candidate to Israel (the “Israel Supply Agreement”) subject to certain conditions, including applicable regulatory approvals. In October 2020, and in association with the Israel Supply Agreement, the Company received a non-refundable payment of $12.5 million from the MOH which is included in deferred revenue as of September 30, 2021. This payment of $12.5 million is associated with a specified clinical trial milestone and serves as an initial reserve payment for a specified number of doses of the LUNAR-COV19 vaccine candidate pursuant to the Israel Supply Agreement. As a result of the making of this payment, the MOH became bound to purchase an initial quantity of 500,000 reserved vaccine doses, as set forth in and subject to the terms and conditions of the Israel Supply Agreement. The payment is not refundable under any circumstance, including any termination of the Israel Supply Agreement. Furthermore, the Israel Supply Agreement may be terminated immediately by the MOH upon written notice to Arcturus if the Company has not obtained the required regulatory approvals by December 31, 2021.

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

As of September 30, 2021 and December 31, 2020, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Research equipment	$6,485	$5,539
Computers and software	284	284
Office equipment and furniture	574	574
Leasehold improvements	44	44
Construction in progress	1,402	-
Total	8,789	6,441
Less accumulated depreciation and amortization	(3,946)	(3,063)
Property and equipment, net	$4,843	$3,378

Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued compensation	$6,376	$2,097
Cystic Fibrosis Foundation Liability (Note 9)	3,444	6,585
Singapore Economic Development Board liability	—	1,761
Current portion of operating lease liability	1,483	1,630
Current portion of long-term debt	18,482	1,250
Clinical accruals	8,910	4,067
Other accrued research and development expenses	13,663	3,249
Total	$52,358	$20,639

Note 5. Debt

Manufacturing Supply Agreement

On November 7, 2020, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc., entered into a Manufacturing Support Agreement (the “Support Agreement”) with the Economic Development Board of the Republic of Singapore (the “EDB”). Pursuant to the Support Agreement, the EDB agreed to make a term loan of S$62.1 million to the Company, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (the “Singapore Loan”). The EDB has agreed to an extension of the reconciliation period to March 31, 2022 with unused funds as of such date to be subsequently returned within thirty days, subject to any further agreed upon extension of the reconciliation date. The parties are in continued negotiations with respect to amendments of the Singapore Loan terms. Under current terms, (i) the Company will provide a quarterly reconciliation report within forty-five days of each financial quarter end, (ii) the Company will provide a projection of expenditures through March 31, 2022 followed by an audited statement of actual expenditures through March 31, 2022 by June 30, 2022, (iii) the Company will provide EDB with a right of first refusal on GMP manufacturing slots of the LUNAR-COV19 vaccine candidate up to an agreed-upon maximum amount, (iv) and the obligation to repay the Singapore Loan will be secured by an interest in the raw materials and manufacturing equipment purchased by the Company with the funds from the Singapore Loan in form and substance satisfactory to the EDB in its sole discretion. The Company elected to borrow the full amount available under the Support Agreement of S$62.1 million ($46.6 million) on January 29, 2021.

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

The Singapore Loan is forgivable if the Company has not obtained regulatory approval by the final repayment date and net sales of the LUNAR-COV19 vaccine candidate are less than $100 million. If, any portion of the Singapore Loan is required to be forgiven pursuant to the terms of the Support Agreement, the EDB has the right to take ownership of certain raw materials and equipment that were purchased by the Company with proceeds of the Singapore Loan (the “Specified Assets”). The Company entered into a security agreement (the “Security Agreement”) for the benefit of the EDB to provide that repayment of the Singapore Loan and related obligations are secured by a lien on the Specified Assets.

In connection with the entry into the Support Agreement, the Company entered into a consent agreement with Western Alliance Bank (the “Bank”) and an amendment to the Loan and Security Agreement, dated as of October 12, 2018, between Western Alliance Bank and the Company (the “Loan Agreement”), to exclude the Specified Assets from Western Alliance Bank’s lien on certain assets of the Company.

The Singapore Loan was initially recorded as long-term debt at $46.6 million, the amount of cash proceeds at the time the Company received the funding. As of September 30, 2021, the debt balance was adjusted to reflect the current exchange rate resulting in a debt balance of $45.7 million and a net foreign currency transaction gain of $0.9 million for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2021, the Company recorded interest expense and a corresponding liability of $0.5 million and $1.4 million, respectively. As of September 30, 2021, the Company was in compliance with all covenants under the Singapore Loan and related commitments.

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

On October 30, 2019, Arcturus Therapeutics, Inc. and the Bank entered into a Third Amendment (the “Third Amendment”) to the Loan Agreement and on December 31, 2020 Arcturus Therapeutics, Inc. and the Bank entered into a Fourth Amendment (the “Fourth Amendment”) to the Loan Agreement (as amended, the “Loan Agreement”).

Pursuant to the amendment, the Bank agreed to make a term loan to Arcturus Therapeutics, Inc. on October 30, 2019, in the amount of $15.0 million (the “Term Loan”). The resulting net increase in the indebtedness of Arcturus Therapeutics, Inc. was $5.0 million. The Term Loan bears interest at a floating rate ranging from 1.25% to 2.75% above the prime rate. The amendment further provides that the Term Loan has a maturity date of October 30, 2023. Arcturus Therapeutics, Inc. will make monthly payments of interest only until October 1, 2021. The Fourth Amendment was executed in connection with the Singapore Loan. In October of 2021, the Company and the Bank entered into a Fifth Amendment to Loan Agreement that provides for a six month extension to the interest only period which moves the first principal payment to May 1, 2022.

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

Should an event of default occur, including the occurrence of a material adverse effect, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. As of September 30, 2021, the Company was in compliance with all covenants under the Loan Agreement.

Principal payments, including the final payment due at repayment, on the long-term debt are as follows as of September 30, 2021:

2021	$—
2022	6,666,667
2023	8,633,333
Total	$15,300,000

The Company recognized interest expense related to its long-term debt of $0.7 million and $0.2 million during the three months ended September 30, 2021 and 2020, respectively, and $2.0 million and $0.6 million during the nine months ended September 30, 2021 and 2020, respectively.

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

Net Loss per Share

Dilutive securities that were not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2021 as they were anti-dilutive totaled 1,457,223 and 1,514,023, respectively, and 1,405,378 and 1,129,949 for the three and nine months ended September 30, 2020, respectively.

Note 7. Share-Based Compensation Expense

In June 2020, the stockholders of the Company approved an increase to the number of shares authorized for use in making awards under the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) by 2,400,000 shares to 5,000,000. Accordingly, as of September 30, 2021, a total of 590,030 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

Subsequent to September 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shared of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders will not be required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with Nasdaq inducement plan rules. On October 20, 2021, the Company filed a Form S-8 with the United States Securities and Exchange Commission to register 1,000,000 awards.

Employee Stock Purchase Plan

In June 2020, the stockholders of the Company approved the 2020 Employee Stock Purchase Plan (the “2020 Plan”) which provides for 600,000 shares of Company common stock reserved for future issuance. The first accumulation period under the 2020 Plan commenced on August 17, 2020 and ended on the purchase date, August 13, 2021. At which point 12,601 shares of common stock were purchased. The next accumulation period commenced on August 16, 2021.

Under the 2020 Plan, eligible employees may purchase shares of the Company’s common stock at a discount annually, subject to a maximum of $25,000 per year. The discounted purchase price is equal to the lower of 85% of (i) the market value per share of the common stock on the first day of the accumulation period or (ii) the market value per share of common stock on the purchase date. Share-based compensation expense recognized under the 2020 Plan was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

Stock Options

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 was:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$3,304	$798	$10,132	$1,460
General and administrative	3,566	1,190	11,265	2,478
Total	$6,870	$1,988	$21,397	$3,938

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

For the three and nine months ended September 30, 2021 and 2020, the Company recorded no income tax expense. No tax benefit was provided for losses incurred in United States because those losses are offset by a full valuation allowance.

Note 9. Commitments and Contingencies

COVID-19 Vaccine Development

On March 4, 2020, the Company was awarded a grant (“Grant 1”) from the Singapore EDB to support the co-development of a potential COVID-19 vaccine with the Duke-NUS Medical School. The Grant provides for up to S$14.0 million (approximately US$10.0 million using the exchange rate at the time the grant contract was entered into) in grants to support the development of the vaccine. The Grant has been paid in full by the EDB as a result of the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The funds received have been recognized as contra research and development expense. The parties are in continued negotiations with respect to amendments of Grant 1. Currently, the Company is liable for certain expenses during the program and is also subject to certain conditions including the requirement to pay an agreed upon royalty rate to Duke-NUS on future net sales of the LUNAR-COV19 vaccine candidate developed with Duke-NUS in markets or jurisdictions outside of Singapore. No contra research and development expense was recognized for the three months ended September 30, 2021 and $3.7 million was recognized for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the Company recognized $1.3 million and $7.9 million, respectively, of contra expense for Grant 1. At September 30, 2021, no amount remained in accrued expenses.

On October 2, 2020, the Company was awarded another grant (“Grant 2”) from the Singapore EDB to support the clinical development of a potential COVID-19 vaccine (ARCT-021). The grant provides for up to S$9.3 million (approximately US$6.7 million) to support the clinical development of the vaccine candidate for costs incurred in Singapore subject to certain conditions. The grant is paid in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate. The Company received the first installment of $3.6 million in the fourth quarter of 2020. The funds received are recognized as contra research and development expense as costs are incurred. As of September 30, 2021, the Company recognized the remaining amount of the first installment as contra expense for Grant 2. The parties are in continued negotiations with respect to amendments of Grant 2 that could include initiation of a clinical trial for a next generation COVID-19 vaccine that has variant coverage.

Cystic Fibrosis Foundation Agreement

On August 1, 2019, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $15.0 million from approximately $3.2 million, (ii) the Company will provide $5.0 million in matching funds for remaining budgeted costs and (iii) the related disbursement schedule from CFF to Arcturus was modified such that (a) $4.0 million was disbursed upon execution of the CFF Amendment, (b) $2.0 million will be disbursed within 30 days of the first day of each of January, April, July and October 2020 upon Arcturus invoicing CFF to meet project goals, and (c) the last payment of $3.0 million less the prior award previously paid out, equaling approximately $2.3 million, will be disbursed upon the Company invoicing CFF to meet good manufacturing practices and opening an Investigational New Drug (“IND”) application. The funds received from CFF will be recognized as contra research and development expense in proportion to the percentage covered by CFF of the overall budget. For the three months ended September 30, 2021 and 2020, the Company recognized contra expense of $1.6 million and $0.7 million, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recognized contra expense of $3.1 million and $3.7 million, respectively. As of September 30, 2021, $3.4 million remained in accrued expenses.

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

In February 2021, the Company entered into a third non-cancellable operating lease agreement for office space near its current headquarters. The lease extends for 12 months from the commencement date with monthly base rent of approximately $11,000. During the third quarter of 2021, the Company opted to extend the lease for an additional 12 months.

In September 2021, the Company entered into a non-cancellable lease agreement for office, research and development, engineering and laboratory space near its current headquarters. The initial term of the lease will extend ten years and eight months from the date of possession, and the Company will have the right to extend the term of the lease for an additional five-year period. The lease has a monthly base rent ranging from $268,000 to $360,000 which escalates over the lease term. The Company will gain access to the space in the first quarter of 2022.

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

As of September 30, 2021, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2021	$512
2022	1,987
2023	2,185
2024	2,250
Thereafter	521
Total remaining lease payments	7,455
Less: imputed interest	(1,037)
Total operating lease liabilities	$6,418
Weighted-average remaining lease term	3.5 years
Weighted-average discount rate	8.4%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $0.5 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $1.4 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 10. Related Party Transactions

Ultragenyx

On June 17, 2019, Arcturus and Ultragenyx executed Amendment 3 to the Ultragenyx Agreement. Pursuant to the amended Ultragenyx Agreement, the Company also granted Ultragenyx a two-year option to purchase up to 600,000 additional shares of common stock at a price of $16.00 per share. Ultragenyx exercised the option in May 2020 and sold an additional 800,000 shares of common stock in August 2021. As a result, Ultragenyx owns 5.3% of the outstanding common stock of the Company as of September 30, 2021. For the three months ended September 30, 2021 and 2020, the Company recognized revenue of $0.9 million related to the Ultragenyx Agreement. For the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $2.8 million and $2.7 million, respectively. As of September 30, 2021, the Company holds an accounts receivable balance of a negligible amount related to the Ultragenyx Agreement.

Equity-Method Investment

In June 2018, the Company completed the sale of its intangible asset related to the ADAIR technology. Pursuant to the asset purchase agreement for ADAIR, the Company received a 30% ownership interest in the common stock of Vallon Pharmaceuticals, Inc. (“Vallon”) in consideration for the sale of the ADAIR technology. The Company has no requirement to invest further in Vallon. Vallon completed an initial public offering and began trading on The Nasdaq Stock Market under the ticker “VLON” in February 2021. Immediately after this offering, Arcturus owned 843,750 shares of Vallon, or approximately 12%. Based on the Company’s ownership and the Vallon board of directors seat held by an executive of Arcturus, the Company has the ability to exercise significant influence over the operating and financial policies of Vallon; therefore, the Company accounts for this investment as an equity-method investment. The Company accounts for its share of the earnings or losses of the investee with a reporting lag of three months, as the financial statements of the investee are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis. The offering was at a share price of $8.00, greater than the initial investment which resulted in the Company recording a gain in its equity-method investment. Using a three month lag, the gain has been offset by losses incurred by Vallon through June 30, 2021.

See “Note 2, Joint Ventures, Equity Method Investments and Variable Interest Entities” for specific details surrounding the Company’s agreement with Axcelead to form the joint venture entity, Arcalis, Inc.

Note 11. Subsequent Events

In October of 2021, the Company entered into a Fifth Amendment to the Loan Agreement with Western Alliance Bank to finalize the negotiation for a six month extension to the interest only period which moves the first principal payment to May 1, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three and nine-month periods ended September 30, 2021. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10‑K for the year ended December 31, 2020 (the “2020 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 1, 2021. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2020 Annual Report.

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

Overview

Arcturus is a global clinical-stage messenger RNA medicines company focused on the development of infectious disease vaccines and significant opportunities within liver and respiratory rare diseases. In addition to our mRNA platform, our proprietary lipid nanoparticle delivery system, LUNAR, has the potential to enable multiple nucleic acid medicines, and our proprietary STARR technology has the potential to provide longer-lasting RNA and sustained protein expression, resulting in a six to twenty times lower dose than is needed for other mRNA vaccines. Our platform may provide a lower overall manufacturing cost compared to our competitors.

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

In January 2021, we announced completion of the Phase 1 clinical study of our lead LUNAR-COV19 vaccine candidate (“ARCT-021”). The study was conducted with CTI Clinical Trial and Consulting Services, a global CRO, and in collaboration with Duke-NUS Medical School in Singapore. In January 2021, we commenced a Phase 2 clinical study of ARCT-021 in the United States and Singapore. In March 2021, we completed enrollment of the Phase 2 study, with 579 subjects randomized and dosed. We have completed three interim analyses of the Phase 2 safety data, which have been reviewed by the Data and Safety Monitoring Board and support continuation of the Phase 2 trial without amendment. The data demonstrate immunogenicity and an acceptable safety profile after both one and two doses. These favorable safety and single-dose immunogenicity data of ARCT-021 support the rationale to initiate a Phase 3 efficacy study. ARCT-021 has been selected by a global entity for inclusion in a multinational Phase 3 vaccine trial against COVID-19. The placebo-controlled study plans to enroll tens of thousands of participants and may evaluate a 5-µg dose of ARCT-021 administered as a single injection regimen. The Phase 3 study, upon commencement, will be sponsored and funded by the entity. However, the entity may determine at any time not to proceed with ARCT-021, or to delay or halt, the Phase 3 clinical trial.

In August 2021, our strategic partner, Vinbiotech Research and Manufacture Joint Stock Company (“Vinbiotech”) received approval for a Clinical Trial Application (CTA) from the Vietnam Ministry of Health to advance ARCT-154, a next generation self-replicating LUNAR-COV19 vaccine candidate targeting the SARS-CoV-2 delta variant and other variants of concern, into a Phase 1/2/3 clinical study. The trial is a randomized, observer-blind, placebo and active-controlled design with a target enrollment of approximately 19,000 adults, and is being funded by Vinbiotech, a subsidiary of Vingroup Joint Stock Company, the largest private industry conglomerate in Vietnam. The study is to assess the safety, immunogenicity and efficacy of the SARS-CoV-2 self-amplifying mRNA vaccine. Preclinical data demonstrate strong neutralizing immunogenicity in non-human primates to SARS-CoV-2 Alpha, Beta, Gamma, and Delta variants. ARCT-154 elicits 14.4 to 25.9-fold higher neutralizing antibody titers than ARCT-021 in non-human primates, including an observed increase of 17.8-fold higher neutralizing antibody titers against the Delta variant. In October 2021, the Vietnam Ministry of Health approved initiation of the Phase 3b part (randomized, placebo-controlled trial) of the Phase 1/2/3 clinical trial of ARCT-154. In November, the Phase 3b part of the study was modified to approximately 16,120 participants (from 20,000 participants) with a Phase 3c sub-study of approximately 2,000 participants added to evaluate immunogenicity non-inferiority against AstraZeneca COVID-19 vaccine. The Phase 1/2/3a/3b parts of the study have achieved full enrollment and we expect the Phase 3c part of the study to achieve full enrollment imminently. The total study enrollment is expected to reach over 19,000 participants with approximately half of the participants receiving ARCT-154 under a two-dose regimen with injections 28 days apart, while the other half will receive placebo or, in the sub-study, the active comparator vaccine. The Phase 1 part of the trial has completed the priming vaccination series with two administrations in 100 participants (75 in ARCT-154 arm). The Phase 2, Phase 3a, and Phase 3b parts of the trial are ongoing with 300 (225 in ARCT-154 arm), 600 (450 in ARCT-154 arm), and approximately 16,000 (8,000 in ARCT-154) participants, respectively. Depending on the outcome of the study, we expect to file an Emergency Use Authorization (EUA) application for ARCT-154 in Vietnam in December 2021.

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

Non-Human Primate (NHP) data collected one month after second dose of 7.5 mcg; analysis of NHP serum was performed using non-replicating vesicular stomatitis virus pseudo-typed with the spike protein of the SARS-CoV-2 variants of concern indicated. Titers were determined by calculating the dilution that resulted in 50% inhibition of cells expressing GFP encoded by the pseudovirus, a surrogate of virus infection. No assurances can be given that non-human primate data will be replicated in human subjects, that ARTC-154 will prove to be effective or if effective, will receive regulatory approval in any jurisdiction or be manufactured and commercialized effectively.

T-cell responses for ARCT-021 and ARCT-154 are robust and similar in non-human primates.  Notably, STARR™ mRNA vaccines elicit T-cell responses consistent against all variants of concern tested. The robust T-cell responses are attributed to the self-amplifying mRNA mechanism of antigen expression.

T-cell responses from non-human primates assessed one month after second dose of 7.5 mcg; SARS-CoV-2 spike specific T-cell responses were analyzed by ELISpot assay using overlapping 15-mer peptides spanning the entire spike antigen from the ancestral SARS-CoV-2 strains or the Alpha, Beta, and Gamma variants of concern.  Spot Forming Units (SFU) were determined after background subtraction of unstimulated controls.

On August 3, 2021, we announced the approval for a Clinical Trial Application (CTA) from the Singapore Health Sciences Authority (HSA) to enable the advancement of ARCT-154 and ARCT-165 into a Phase ½ clinical trial to evaluate the vaccines both as a primary vaccination series and as a booster following initial vaccination with Comirnaty®. The Comirnaty booster cohorts (with ARCT-021, ARCT-154, ARCT-165) in this study are now fully enrolled.

In November 2020, we completed our Phase 1 dose escalation study in healthy subjects, at doses up to 0.4 mg/kg for ARCT-810, a novel mRNA-based therapeutic candidate for Ornithine Transcarbamylase (“OTC”) Deficiency. On July 28, 2021, we announced that we received approval from the UK Health Research Authority to initiate a Phase 2 clinical study for ARCT-810. The ARCT-810 Phase 2 study is a randomized, double-blind, placebo-controlled, nested single and multiple ascending dose study designed to enroll 12 adolescents and adults with OTC deficiency.

We anticipate filing a Clinical Trial Application (CTA) for ARCT-032, our mRNA therapeutic candidate for cystic fibrosis, in the first half of 2022.

We anticipate filing a CTA for LUNAR-FLU, our mRNA vaccine candidate targeting influenza, in the second half of 2022.

Our activities since inception have consisted principally of performing research and development activities, conducting clinical trials, manufacturing drug substance and drug product, general and administrative activities and raising capital to fund those efforts. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenues and profit from operations. As of September 30, 2021, we had cash of $413.9 million and an accumulated deficit of $308.8 million.

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

Revenue

We enter into arrangements with pharmaceutical and biotechnology partners and government agencies that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise and exclusivity fees, royalties on future sales, consulting fees and payments for technology transfers. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,		2020 to 2021
(Dollars in thousands)	2021	2020	$ change	% change
Revenue	$2,437	$2,333	$104	4.5%

	Nine Months Ended September 30,		2020 to 2021
(Dollars in thousands)	2021	2020	$ change	% change
Revenue	$6,565	$7,301	$(736)	-10.1%

Revenue increased by $0.1 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in revenue primarily relates to $0.6 million revenue from the new agreement with Vinbiotech. The increase was offset by an overall decrease in revenue of $0.5 million from our existing collaboration partners.

Revenue decreased by $0.7 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease in revenue primarily relates to (i) a decrease in collaboration revenue from Janssen of $0.2 million due to fewer hours incurred during the first nine months of 2021 as compared to 2020 (ii) a decrease in collaboration revenue from Takeda of $0.5 million due to a slowdown in the program (iii) a decrease in sublicense revenue of approximately $0.3 million that was received during the first nine months of 2020 that did not reoccur in 2021 and (iv) a $0.3 million decrease in revenue from material transfer agreements as we have shifted more resources into the COVID-19 vaccine program. The decrease in revenue was partly offset by $0.6 million of revenue from the new agreements with Vinbiotech.

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended September 30,		2020 to 2021		Nine Months Ended September 30,		2020 to 2021
(Dollars in thousands)	2021	2020	$ change	% change	2021	2020	$ change	% change
Operating expenses:
Research and development, net	$45,398	$17,699	$27,699	*	$141,127	$33,560	$107,567	*
General and administrative	10,860	5,572	5,288	*	30,645	14,183	16,462	*
Total	$56,258	$23,271	$32,987	*	$171,772	$47,743	$124,029	*

*  Greater than 100%

The following table presents our total research and development expenses by category:

	Three Months Ended September 30,		2020 to 2021		Nine Months Ended September 30,		2020 to 2021
(Dollars in thousands)	2021	2020	$ change	% change	2021	2020	$ change	% change
External pipeline development expenses:
LUNAR-COVID, net	$29,392	$6,247	$23,145	*	$85,790	$8,806	$76,984	*
LUNAR-CF, net	644	837	(193)	-23.1%	2,883	2,141	742	34.7%
LUNAR-OTC	1,478	5,444	(3,966)	-72.9%	6,631	10,318	(3,687)	-35.7%
Discovery technologies	3,708	816	2,892	*	17,259	1,051	16,208	*
External platform development expenses:
Partnered discovery technologies	83	470	(387)	*	718	1,250	(532)	*
Total development expenses	$35,305	$13,814	$21,491	*	$113,281	$23,566	$89,715	*
Personnel related expenses	$8,719	$3,025	$5,694	*	$24,191	$7,402	$16,789	*
Facilities and equipment expenses	1,374	860	514	59.8%	3,655	2,592	1,063	41.0%
Total research and development expenses, net	$45,398	$17,699	$27,699	*	$141,127	$33,560	$107,567	*

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

LUNAR-COVID expenses increased by $23.1 million and $77.0 million during the three and nine months ended September 30, 2021, respectively, as compared to 2020. The increase is due to the fact that the LUNAR-COV19 program did not commence until late in the first quarter of 2020 and is now in clinical trials. Expenses related to pre-launch inventory represent $17.3 million and $43.6 million of the increase for the three and nine months ended September 30, 2021, respectively, with no expense incurred during the 2020 periods. We expect that the program costs and pre-launch inventory costs will continue to increase as clinical trials progress and we advance program development.

LUNAR-CF expenses were relatively consistent during the three months ended September 30, 2021 when compared to the three months ended September 30, 2020, decreasing by $0.2 million. LUNAR-CF expenses increased by $0.7 million during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020. Expenses incurred were partially offset with funds awarded by the CFF. The increase in LUNAR-CF expenses was due primarily to increased research and development cost incurred in association with the amendment to the CFF Agreement executed in July 2019, and we expect that our development efforts and associated costs will increase over the next several years as the LUNAR-CF program moves toward expected CTA submission in the first half of 2022.

LUNAR-OTC expenses decreased by $4.0 million and $3.7 million during the three and nine months ended September 30, 2021, respectively, as compared to 2020. The decrease is related to slower than expected recruiting for the ARCT-810 clinical trial caused in part by the ongoing Covid environment.

Discovery technologies represents our efforts to expand our product pipeline and are expected to continually increase in the near future. Partnered discovery technologies increased by $2.9 million and $16.2 million during the three and nine months ended September 30, 2021, respectively, as compared to 2020. The increase is primarily due to the addition of several new development programs during 2020. Further, in the first quarter of 2021 we acquired an exclusive license from Alexion Pharmaceuticals to certain intellectual property for approximately $5.0 million of our common stock, which we expensed in 2021.

Within our platform development expenses, our partnered discovery expenses with our current partners are expected to fluctuate based on the needs of our collaboration partners. Platform development expenses decreased by $0.4 million and $0.5 million during the three and nine months ended September 30, 2021 primarily due to the completion and termination of a collaboration agreement with a former collaborator.

Personnel related expenses, net of funds received from CFF and the Singapore EDB, increased by $5.7 million and $16.8 million during the three and nine months ended September 30, 2021, respectively, as compared to 2020. The increases were associated with increased headcount costs necessary to advance our external pipeline, platform and clinical trial efforts as well as increased share-based compensation expense.

Facilities and equipment expenses increased by $0.5 million and $1.1 million during the three and nine months ended September 30, 2021, respectively, as compared to 2020. The increases resulted primarily from higher rent and related costs associated with an additional lease that we entered into in February 2020.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses increased by $5.3 million and $16.5 million during the three and nine months ended September 30, 2021, respectively, as compared to 2020. The increases resulted primarily from personnel expense due to increased headcount and increased share-based compensation expense.

Finance (expense) income, net

	Three Months Ended September 30,		2020 to 2021		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ change	% change	2021	2020	$ change	% change
Interest income	$192	$124	$68	54.8%	$569	$301	$268	89.0%
Interest expense	(711)	(190)	(521)	*	(1,966)	(640)	(1,326)	*
Total	$(519)	$(66)	$(453)	*	$(1,397)	$(339)	$(1,058)	*

*  Greater than 100%

Interest income is generated on cash and cash equivalents. The increase in interest income for the three and nine months ended September 30, 2021 as compared to the prior year period was a result of increased cash and cash equivalents balances. Interest expense was incurred in conjunction with our Loan and Security Agreement with Western Alliance Bank and the Singapore Loan. The increase in interest expense for the three and nine months ended September 30, 2021 as compared to the prior year period was primarily a result of additional accrued interest expense related to the Singapore Loan that was funded in January 2021.

Other income and expense

Other income and expense items relate to gains and losses from foreign currency transactions and from equity-method investments. During the three months ended September 30, 2021 we recorded a loss of $0.2 million in connection with our equity-method investment in Vallon Pharmaceuticals, Inc., of which we hold approximately 12%. However, during the first nine months of 2021 we recorded a total net gain of $0.7 million due to the gain recorded as a result of the Vallon Pharmaceuticals, Inc. initial public offering.

Off-balance sheet arrangements

Through September 30, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended September 30, 2021, the Company has funded its operations principally with the proceeds from the sale of capital stock, long-term debt and revenues earned through collaboration agreements. At September 30, 2021, we had $413.9 million in unrestricted cash and cash equivalents.

Loan and Security Agreement

On October 12, 2018, we entered into a Loan and Security Agreement with Western Alliance Bank whereby we received gross proceeds of $10.0 million under a long-term debt agreement (the “Loan Agreement”).

On October 30, 2019, we and the Bank entered into a Third Amendment (the “Third Amendment”) to the Loan Agreement and on December 31, 2020 Arcturus Therapeutics, Inc. and the Bank entered into a Fourth Amendment (the “Fourth Amendment”) to the Loan Agreement (as amended, the “Loan Agreement”). The Fourth Amendment was executed in connection with the Singapore Loan.

Pursuant to the Third Amendment, the Bank agreed to make a term loan to us on October 30, 2019, in the amount of $15.0 million (the “Term Loan”). The resulting net increase in the indebtedness of us was $5.0 million. The Term Loan bears interest at a floating rate ranging from 1.25% to 2.75% above the prime rate. The amendment further provides that the Term Loan has a maturity date of October 30, 2023. We shall make monthly payments of interest only until the interest-only end date of October 1, 2021. However, in October of 2021, we entered into a Fifth Amendment to Loan Agreement which provided for a six month extension to the interest only period which moves the first principal payment to May 1, 2022.

Grants from the Economic Development Board of the Republic of Singapore

On March 4, 2020, we were awarded a grant (“Grant 1”) from the Economic Development Board of the Republic of Singapore (the “EDB”) to support the co-development of a potential COVID-19 vaccine program with the Duke-NUS Medical School. The Grant provides for up to S$14.0 million (approximately US$10.0 million using the exchange rate at the time the grant contract was entered into) in grants to support the development of the vaccine. The Grant has been paid in full by the EDB as a result of the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The funds received have been recognized as contra research and development expense. The parties are in continued negotiations with respect to amendments of Grant 1. Currently, are liable for certain expenses during the program and is also subject to certain conditions including the requirement to pay an agreed upon royalty rate to Duke-NUS on future net sales of the LUNAR-COV19 vaccine candidate developed with Duke-NUS in markets or jurisdictions outside of Singapore.

On October 2, 2020, we were awarded another grant (“Grant 2”) from the Singapore EDB to support the clinical development of a potential COVID-19 vaccine (ARCT-021). The grant provides for up to S$9.3 million (approximately US$6.7 million) to support the clinical development of the vaccine candidate for costs incurred in Singapore subject to certain conditions. The grant is paid in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate. We received the first installment of $3.6 million in the fourth quarter of 2020. The funds received are recognized as contra research and development expense as costs are incurred. As of September 30, 2021, we recognized the remaining amount of the first installment as contra expense for Grant 2. The parties are in continued negotiations with respect to amendments of Grant 2 that could include initiation of a clinical trial for a variant COVID-19 vaccine.

Manufacturing Support Agreement

On November 7, 2020, we entered into a Manufacturing Support Agreement (the “Support Agreement”) with the EDB. Pursuant to the Support Agreement, the EDB agreed to make a term loan of S$62.1 million, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (the “Singapore Loan”). The EDB has agreed to an extension of the reconciliation period to March 31, 2022 with unused funds as of such date to be subsequently returned within thirty days, subject to any further agreed upon extension of the reconciliation date. The parties are in continued negotiations with respect to amendments of the Singapore Loan terms. Under current terms, (i) we are to provide a quarterly reconciliation report within forty-five days of each financial quarter end, (ii) we will provide a projection of expenditures through March 31, 2022 followed by an audited statement of actual expenditures through March 31, 2022 by June 30, 2022, (iii) we are to provide EDB with a right of first refusal on GMP manufacturing slots of the LUNAR-COV19 vaccine candidate up to an agreed-upon maximum amount, (iv) and the obligation to repay the Singapore Loan will be secured by an interest in the raw materials and manufacturing equipment purchased by us with the funds from the Singapore Loan in form and substance satisfactory to the EDB in its sole discretion. We elected to borrow the full amount available under the Support Agreement of S$62.1 million ($46.6 million) on January 29, 2021.

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

Vinbiotech Agreement

On August 2, 2021, we announced an agreement with Vinbiotech, a member of Vingroup Joint Stock Company, to establish a manufacturing facility in Vietnam for the manufacture of our investigational COVID-19 vaccine program, for sale and use within Vietnam.

Under the terms of the arrangement, Vinbiotech is building out a manufacturing facility in Vietnam, and we have provided to Vinbiotech access to proprietary technologies and processes for the manufacture of our investigational COVID-19 vaccine program. We also provided Vinbiotech with an exclusive license to manufacture the vaccines in Vietnam at the facility solely for distribution in Vietnam. The license and technology transfer applies toward drug product manufacturing but not toward mRNA drug substance manufacturing. Vinbiotech made an upfront payment of $40 million and is responsible for costs associated with the technology transfer. Vinbiotech will also pay for mRNA drug substance supplied by us and royalties on vaccines produced at the manufacturing facility.

General Financial Resources

A significant portion of our current unrestricted cash and cash equivalents balance of $413.9 million is expected to be utilized during fiscal year 2021 and into 2022 to fund (i) clinical and manufacturing costs related to ARCT-154 global activities (ii) the continued Phase 1 trial and anticipated Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (iii) advancing our new LUNAR-FLU program toward submission of an IND, (iv) and other programs and administrative costs.

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

Overview

The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash provided by (used in):
Operating activities	$(92,546)	$(36,229)
Investing activities	(2,288)	(1,045)
Financing activities	47,786	272,944
Net (decrease) increase in cash, cash equivalents and restricted cash	$(47,048)	$235,670

Operating Activities

Our primary use of cash is to fund operating expenses, which consist mainly of research and development, clinical studies, manufacturing drug substance and drug product and general and administrative expenditures. We have incurred significant expenses which have been partially offset by cash collected through our collaboration agreements. Cash collections under the collaboration agreements can vary from year to year depending on the terms of the agreement and work performed. These changes in cash flows primarily relate to the timing of cash receipts for upfront payments, reimbursable expenses and achievement of milestones under these collaborative agreements.

Net cash used in operating activities was $92.5 million on a net loss of $165.0 million for the nine months ended September 30, 2021, compared to net cash used of $36.2 million on a net loss of $41.0 million for the nine months ended September 30, 2020. Adjustments for non-cash charges were $28.2 million and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively. Changes in working capital resulted in adjustments to operating net cash inflows of $44.3 million and outflows of $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. Changes in working capital for the nine months ended September 30, 2021 were primarily driven by increases in deferred revenue and accrued liabilities due to the new agreement with Vinbiotech, partly offset by decreases in accounts payable, prepaid expenses and accounts receivable. Changes in working capital for the nine months ended September 30, 2020 were primarily driven by decreases in deferred revenue, prepaid expenses and accounts receivable and was partly offset by an increase to accrued liabilities and accounts payable.

Investing Activities

Net cash used in investing activities of $2.3 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively, reflects cash used to purchase property and equipment.

Financing Activities

Net cash provided by financing activities of $47.8 million for the nine months ended September 30, 2021 consisted of net proceeds from the Singapore Loan of $46.6 million, proceeds from the exercise of stock options of $0.7 million and proceeds from the issuance of common stock related to our employee stock purchase plan of $0.5 million. Net cash provided by financing activities for the nine months ended September 30, 2020 reflects proceeds of $9.6 million from the issuance of common stock to Ultragenyx, proceeds from the issuance of common stock of $261.9 million, and proceeds from the exercise of stock options of $1.5 million.

Funding Requirements

We anticipate that we will continue to generate net losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin commercialization of our products. As a result, we will require additional capital to fund our operations in order to support our long-term plans. The Company intends to seek additional capital through equity or debt financings, collaborative or other funding arrangements with partners or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount or merge with another entity.

Our future funding requirements are difficult to forecast and will depend on many factors, including the following:

•	the demonstration of safety and efficacy of our product candidates, particularly ARCT-154 and ARCT-021, in ongoing clinical trials;
•	the achievement of milestones under our strategic alliance agreements;
•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;
•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	the cost and timing of hiring new employees to support our continued growth;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the costs and timing of procuring clinical and commercial supplies of our product candidates;
•	the costs and timing of establishing sales, marketing and distribution capabilities;
•	the costs associated with legal proceedings;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the identification and consummation of funding arrangements with third parties, including foreign governments and United States government agencies.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. As such, we make certain estimates, judgements and assumptions that we believe are reasonable, based upon information available to us. These judgements involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our reported results of operations and financial condition. We describe our significant accounting policies more fully in Note 2 to our consolidated financial statements for the year ended December 31, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level, and we believe the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended September 30, 2021 fairly present, in all material respects, our financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings

Item 1A. Risk Factors.

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

In December 2019, a strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, quarantines, vaccine mandates and other public health safety measures. The extent to which the pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, but the development of clinical supply materials have been and will continue to be delayed and enrollment of patients in our study for ARCT-810 (LUNAR-OTC) and ARCT-021 (LUNAR-COV19 Vaccine) may be delayed or suspended, as hospitals and clinics in areas where we are conducting trials shift resources to cope with the COVID-19 pandemic and may limit access or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we may experience higher drop-out rates or delays in our clinical studies.

Government-imposed quarantines, restrictions and vaccine mandates may also require us to temporarily suspend or terminate activity at our clinical sites. On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard whereby employers with more than 100 employees, such as us, must begin allowing employees to take time off to get vaccinated, and require unvaccinated employees to wear masks, starting on December 5, 2021. Thereafter, we must ensure all our employees are either fully vaccinated or subject to weekly testing and mask wearing starting on January 4, 2022. In addition, President Biden issued an executive order requiring all on-site and remote federal employees, contractors and sub-contractors to be vaccinated against COVID-19 or receive an approved medical or religious exemption by December 8, 2021, which could apply to us if we receive funding from the U.S. government for any of our research and clinical trials. Failure to comply with the executive order and OSHA’s standard could lead to a loss of funding and substantial monetary fines, which could have a material adverse effect on our business, revenues, financial condition and results of operations. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily terminate certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for our product candidates may be negatively impacted. We cannot predict the ultimate continued impact of the COVID-19 pandemic as consequences of such an event are highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies or as a whole; however, the COVID-19 outbreak may materially disrupt or delay our business operations, further divert the attention and efforts of the medical community to coping with COVID-19, disrupt the marketplace in which we operate, and/or have a material adverse effect on our operations.

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

ARCT-021 has been selected by a global entity for inclusion in a Phase 3 trial against COVID-19. The global entity could determine not to proceed with ARCT-021, or to halt or delay the trial. If the Phase 3 clinical trial is not initiated or experiences significant delays in doing so, we may be unable to fund or timely initiate a Phase 3 clinical trial on ARCT-021. If any clinical trial does not generate successful results, we may be unable to market and sell ARCT-021 or any other COVID-19 vaccine.

We have commenced a Phase 2 trial of ARCT-021 and the candidate has been selected by a global entity for inclusion in a Phase 3 clinical trial. However, the entity may determine not to proceed with ARCT-021, or to delay or halt, the Phase 3 clinical trial. If the Phase 3 clinical trial is not initiated or experiences significant delays, we may be unable to fund or to timely initiate a Phase 3 clinical trial of ARCT-021. If we were to determine to initiate an additional or separate Phase 3 clinical trial, we would need to identify additional funding sources to conduct and complete any Phase 3 trial commenced. The data received to date, although providing sufficient information to allow us to proceed further is not complete enough to provide conclusive evidence with respect to safety and potential efficacy of ARCT-021.

Clinical trial results are inherently uncertain, and a significant portion of our success and business prospects depend on the progress of this program. Our failure to demonstrate safety or obtain positive clinical trial results, inability to meet the expected timeline for release of data for this trial, or failure to successfully develop a single-dose vaccine could have an adverse effect on our business operations and financial condition. Furthermore, we will not have a detailed understanding of the efficacy of ARCT-021 until infection of a sufficient number of subjects in a Phase 3 trial, enrollment for which may be delayed or prevented by rollout of competing vaccines for COVID-19, competing clinical trials and the refusal of certain countries’ regulatory authorities to allow placebo-controlled trials for COVID-19 vaccine candidates. We cannot be certain if we will receive approval to proceed with a Phase 3 study, when we will begin enrollment, or the nature of the protocols that may eventually be approved. If the data is not positive or is inconclusive, we may not be able to continue our studies or identify additional funding to continue the studies. No assurance can be given that the results of the trials will produce adequate results to allow us to commence or continue expected trials or that adequate efficacy will be demonstrated such that ARCT-021 will be a viable commercial product.

Our strategic partner, Vinbiotech, has received approval to conduct a Phase 1/2/3 clinical trial for ARCT-154, our next generation COVID-19 vaccine candidate, in Vietnam. If the Phase 1/2/3 clinical trial is halted or experiences significant delays, we may be unable to fund or timely initiate another pivotal clinical trial on ARCT-154 or any other COVID-19 vaccine candidate. If the planned clinical trial does not generate successful results, or the results are not accepted by government authorities outside of Vietnam, then we may be unable to, or be significantly limited in our ability to, market and sell ARCT-154 or any other COVID-19 vaccine.

Our strategic partner may determine to delay or halt the clinical trial. If our strategic partner halts or delays the clinical trial, we may be unable to fund or to timely initiate another pivotal clinical trial of ARCT-154 or any other COVID-19 vaccine programs. If we were to determine to initiate an additional or separate Phase 3 clinical trial, we would need to identify additional funding sources to conduct and complete any Phase 3 trial commenced. If we were to determine to initiate additional or separate clinical trials, we would need to identify additional funding sources to conduct and complete any trial commenced. If the clinical trial does not generate successful results, or if the results are not accepted by government authorities outside of Vietnam, then we may be unable to, or be significantly limited in our ability to, market and sell ARCT-154 or any other COVID-19 vaccine.

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

10.2†	Amended and Restated 2019 Omnibus Equity Incentive Plan. Incorporated by reference Exhibit 4.3 to the Registration Statement on Form S-8 filed on August 5, 2019 (File No. 333-240397).

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

10.30

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

10.32

Technology License and Technical Support Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiotech Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

10.33

Framework Drug Substance Supply Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiotech Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

10.34*	Fifth Amendment to Loan and Security Agreement, dated October 27, 2021, by and between Arcturus Therapeutics, Inc. and Western Alliance Bank.

10.35* **	Lease, by and between Arcturus Therapeutics, Inc. and TPSC IX, LLC, dated September 29, 2021.

10.36†

Arcturus Therapeutics Holdings Inc. 2021 Inducement Equity Incentive Plan. Incorporated by reference Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 20, 2021 (File No. 333-260391).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: November 8, 2021	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer