Form 10-K
period 2021-12-31
Arcturus Therapeutics Holdings Inc.
filed 2022-03-01
CIK 1768224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on The Nasdaq Stock Market on June 30, 2021 was $700.0 million.

As of February 23, 2022, the registrant had 26,375,002 shares of voting common stock outstanding.

Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1.A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•

the initiation, design, cost, timing, progress and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to, our research and development activities, preclinical studies and clinical trials;

•	the potential safety, immunogenicity, efficacy or regulatory approval of any of our COVID-19 vaccine candidates as a booster or primary vaccination series;
•

the potential effects and benefits of our technologies and product candidates on their own and in comparison to technologies, drugs or courses of treatment currently available or that may be developed by competitors.

•	the likelihood that preclinical or clinical data will be predictive of future clinical results or efficacy or safety of a product candidate;
•	the anticipated timing of enrollment, duration, milestones and announcements of results of clinical trials, and the submission of applications to conduct clinical trials;
•	the likelihood that clinical data will be sufficient for regulatory approval or completed in time to submit an application for regulatory approval within a particular timeframe;
•	the likelihood or timing of any regulatory approval;
•	the potential administration regimen or dosage, or ability to administer multiple doses of, any of our product candidates;
•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;
•	the rate and degree of market acceptance of our product candidates;
•	the success of competing therapies that are or may become available;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets and address unmet medical needs;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	interactions with regulatory authorities in the United States and foreign countries;
•	our ability to attract and retain experienced and seasoned scientific and management professionals to lead the Company;
•	the performance of our third-party suppliers and manufacturers, including our ability to scale-up manufacturing levels as necessary;

•

our strategic alliance partners’ election to pursue development and commercialization of any programs or product candidates that are subject to our collaboration and license agreements with such partners;

•	our ability to attract collaborators with relevant development, regulatory and commercialization expertise;
•	future activities to be undertaken by our strategic alliance partners, collaborators and other third parties;
•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•	our ability to avoid, settle or be victorious at costly litigation with shareholders, former executives or others, should these situations arise;
•	our ability to obtain and deploy funding for our operations and to efficiently use our financial and other resources;
•	our ability to continue as a going concern; and
•	the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing.

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

PART I

Item 1. Business

Overview

We are a late-stage global clinical messenger RNA medicines company focused on the development of infectious disease vaccines and significant opportunities within liver and respiratory rare diseases. In addition to our messenger RNA (“mRNA”) platform, our proprietary lipid nanoparticle (“LNP”) delivery system, LUNAR®, has the potential to enable multiple nucleic acid medicines, and our proprietary self-amplifying mRNA technology (Self-Transcribing and Replicating RNA, or STARR™, technology) has the potential to provide longer-lasting RNA and sustained protein expression at lower dose levels.

We are leveraging our proprietary LUNAR platform and our nucleic acid technologies to develop and advance a pipeline of mRNA-based vaccines and therapeutics for infectious diseases and rare genetic disorders with significant unmet medical needs. We continue to expand this platform by adding new innovative delivery solutions  that allow us to expand our discovery efforts. Our proprietary LUNAR technology is intended to address the major hurdles in RNA drug development, namely the effective and safe delivery of RNA therapeutics to disease-relevant target tissues. We believe the versatility of our platform to target multiple tissues, its compatibility with various nucleic acid therapeutics, and our expertise in developing scalable manufacturing processes can allow us to deliver on the next generation of nucleic acid medicines.

We were a preclinical company until June 2020, when we initiated our first Phase 1 study for our mRNA-based therapeutic candidate for ornithine transcarbamylase (“OTC”). With the launch of our COVID-19 vaccine program in March of 2020 and the subsequent initiation by our collaborator in September 2021 of the Phase 3 arm of the Phase 1/2/3 study for our COVID-19 vaccine in Vietnam, we progressed to a late-stage clinical company. In addition, we continued to progress our therapeutic pipeline and collaborations, and to expand and improve our platform technologies. We continue to focus our development efforts on our distinct, proprietary self-amplifying mRNA technology, which is a significant component of most of our product candidates, including our lead COVID 19 vaccine candidates. During 2021, we entered into a significant collaboration with Vinbiocare Biotechnology Joint Stock Company (Vinbiocare), a member company of the Vingroup Joint Stock Company (Vingroup) group of companies, whereby we provide technical expertise and support services to Vinbiocare to assist in the build out of a manufacturing facility in Vietnam. Together with Vinbiocare, we advanced ARCT-154, our investigational next generation, self-amplifying mRNA-based vaccine for COVID-19, into a Phase 1/2/3 study in Vietnam, which is being funded and sponsored by Vinbiocare. To date, over 18,000 subjects have been dosed in the Phase 1/2/3 study. With Vinbiocare, we have completed submission to the Ministry of Health in Vietnam with respect to an application for an Emergency Use Authorization for ARCT-154 (LUNAR-COV19). We are also continuing to engage with major health authorities to identify pathways to have our products approved for the COVID-19 booster market.

We expect to receive in the near term significant data from studies of our COVID-19 vaccine and regulatory guidance which will determine our course of action with respect to the development and commercialization of our vaccine candidate. Commercialization of ARCT-154 will require significant additional funds. We are considering additional partnering opportunities to assist in these efforts. We cannot be certain that we will identify a partner or enter into an acceptable arrangement. We will continue to evaluate our business opportunities in a surgical manner to maximize our ability to develop approved products while making most efficient use of our available resources.

In addition to progressing our self-amplifying mRNA-based vaccine candidates for COVID-19, we continued to advance our pipeline and collaborations, and to expand and improve our platform technologies.

As part of our vaccine franchise we are evaluating in preclinical studies the efficacy and safety of a seasonal influenza vaccine (our LUNAR-FLU mRNA vaccine candidate) and plan to select a STARR candidate in 2022.

Our rare disease programs have also continued to advance. In our ornithine transcarbamylase (OTC) deficiency program, with the overall gradual return to near-normal for clinical trials in the COVID-19 era, sites are finding more opportunities to screen potential participants for the Phase 1b study of ARCT-810 (LUNAR-OTC) and health authorities in the UK, Spain and Belgium have approved a Phase 2 multiple-dose study of ARCT-810 in OTC-deficient patients. We anticipate completion of dosing of the first cohort of the Phase 1b study by the first half of 2022. We anticipate screening to commence in our Phase 2 study in the second quarter of 2022 and to receive interim data in the second half of 2022. For the cystic fibrosis program, results from a series of nonclinical and preclinical studies have led us to an optimized formulation and nebulizer system that is being advanced into the clinic. We expect to file an application for a First-in-Human study for ARCT-032 (LUNAR-CF), our mRNA therapeutic candidate for cystic fibrosis, in the third quarter of 2022.

We also continue to make significant progress with our manufacturing processes and operations. We have, with our manufacturing partners, manufactured current good manufacturing practice (“CGMP”) batches yielding significant quantities of clinical trial materials for ARCT-810 (LUNAR-OTC) and ARCT-021, ARCT-154, and ARCT-165 (our LUNAR-COV19 vaccine candidates). We continue to make progress towards completion of a manufacturing facility in Hanoi, Vietnam, with our collaboration partner Vinbiocare, capable of producing 200 million doses per year, and technology transfer for commercial manufacturing is in process.

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

Nucleic acid therapeutics represent a significant advancement in targeted medicines and several of this class of therapeutics are being developed by public and private companies. The general objectives of these therapies include:

•

to increase the amount of a functioning target protein by introducing a functional gene or mRNA that encodes for a protein that replaces a malfunctioning protein (mRNA therapy, CRISPR, gene therapy, replicon);

•	to restore a functional protein by correcting its encoding mRNA sequence;

•	to reduce the amount of a target protein in a patient by binding to and destroying the associated target mRNA (antisense and small interfering RNA (“siRNA”)); and

•	to introduce proteins from viruses or malfunctioning proteins in certain cancers to train the immune system to recognize and clear these proteins (nucleic acid vaccines).

Brief Introduction to our LUNAR® and STARR™ Technology Platforms

LUNAR®

A key challenge for nucleic acid medicines is the safe and effective delivery of the nucleic acid molecule. We have developed a novel lipid-mediated delivery system called LUNAR. LUNAR is a multi-component drug delivery system that incorporates a mixture of novel biodegradable lipids. Lipids are molecules that contain hydrocarbons and make up the building blocks of the structure and function of living cells. Examples of lipids include fats, oils, waxes, certain  hormones and most of the cell membrane that is not made up of protein. LUNAR is designed to address technical challenges facing the delivery of nucleic acid medicines into cells. We continue to expand our library of proprietary lipids, with over 250 to date. Our preclinical studies have shown that formulations can be customized for the indication and target cell type of interest, and we have also demonstrated that our formulation process is scalable and reproducible. Our LUNAR platform is described in more detail below.

STARR™

Our STARR technology is our proprietary self-amplifying mRNA (or saRNA) technology platform. When combined with a delivery system, such as  our lipid-mediated delivery system LUNAR, the STARR technology has the potential to generate a protective immune response or drive therapeutic protein expression to prevent against or treat a variety of diseases. Self-amplifying RNA-based prophylactic vaccines developed with STARR may trigger rapid and prolonged antigen expression within host cells affording patients protective immunity against infectious pathogens. We believe the combination of LUNAR and STARR technology may result in lower dose requirements (accompanied by fewer side effects) due to superior immune response and sustained protein expression compared to non-self-amplifying RNA-based vaccines and will likely enable us to produce greater volumes of vaccine doses more quickly. With the full enrollment of the pivotal Phase 1/2/3 study in Vietnam of ARCT-154, our next generation, self-amplifying mRNA-based vaccine for COVID-19, we are a global leader in the clinical development of self-amplifying RNA-based vaccines. Our STARR platform is described in more detail below.

Arcturus’ Target ID and Discovery Paradigm

Our Development Programs

Arcturus’ Internal Programs Pipeline

Vaccines to Prevent Infectious Disease

According to the National Foundation for Infectious Diseases, over 50,000 people die each year due to vaccine-preventable diseases in the United States alone. According to the Centers for Disease Control and Prevention, influenza and pneumonia cases alone approach this number of deaths each year. With the SARS-CoV-2 pandemic, more than 900,000 individuals in the US have died of COVID. Outbreaks of new infectious diseases, and the rise of variants to existing viruses, create demand for new and novel approaches to producing vaccines in a more cost effective and quicker manner.

The current pandemic has highlighted the efficacy, safety, and rapidity in which nucleic acid medicines can be used to vaccinate vulnerable populations. In 2020, we initiated the development of our first self-amplifying mRNA vaccine candidate, ARCT-021, to protect against COVID-19. We commenced a Phase 1/2 trial in 2020 and two Phase 2 trials in 2021, and we have completed dosing of ARCT-021 in the trials. In 2021, we began development of two next generation vaccine candidates designed to elicit an improved neutralizing antibody response to circulating strains of SARS-CoV-2. We have completed enrollment for the trial of one of these vaccines, ARCT-154, in a Phase 1/2/3 trial in Vietnam. We have also expanded our vaccine program to include seasonal influenza and plan to submit an application in 2023 to initiate a Phase 1 human clinical trial.

Our internal vaccine programs include our LUNAR-COV19 and LUNAR-FLU as further described below. The recent coronavirus pandemic has proven that mRNA vaccines can be highly efficacious and nimble, allowing for adjustments in antigenic sequences in record time.

COVID-19

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

After the first cases of COVID-19 were identified, SARS-CoV-2 spread rapidly to all parts of the globe resulting in surges of infections as protective health measures have waxed and waned in a region-specific manner. The result of uncontrolled viral spread from approximately 400 million cases worldwide has led to the selection and spread of viral variants that are more contagious, pathogenic, or both. The WHO has announced a naming system for variants of the coronavirus that uses letters of the Greek alphabet. Under the new scheme, the B.1.1.7 variant first identified in the UK, commonly referred to as the Kent variant, is labelled “Alpha”. The B.1.351 variant identified in South Africa is “Beta”, the P.1 variant that originated in Brazil is “Gamma”, the B.1.617.2 variant first detected in India is “Delta”, and B.1.1.529 also first identified in South Africa is “Omicron”. These Greek letter labels will only be given to “variants of concern” and “variants of interest” as defined by the WHO. The current variants of concern (VOCs), specifically Delta and Omicron, have rapidly displaced previous circulating strains, spread more efficiently than previous strains, and are associated with increased risk of breakthrough infection among the vaccinated. Despite the expeditious EUA and rollout of vaccines in many counties, vaccine efficacy rates vary widely to currently circulating VOCs and relatively low percentages of people worldwide have received a booster dose important for protection against the currently dominant variant, Omicron.

Although current vaccines have been shown to protect against severe morbidity and mortality caused by current VOCs, breakthrough infections have been documented, nearly all from VOCs. As immunity wanes and booster doses become necessary, there is a critical need to enhance protection against VOCs to reduce the infection and disease burden for both the public and the health care systems across the globe. As such, Arcturus has developed the next generation of mRNA vaccines, which have demonstrated encouraging antibody data, including neutralizing antibodies against several variants of concern, including Omicron, boosting pre-existing immunity to SARS-CoV-2.

Our initial COVID-19 vaccine candidate, ARCT-021, developed in conjunction with Duke-NUS Medical School, is based on our STARR technology platform and has demonstrated antibody and cell-mediated immunogenicity and an excellent safety profile and through Phase 2 clinical trials. This vaccine was designed to promote immune responses to the spike protein of the SARS-CoV-2 virus, the critical part of the virus that allows infection to occur. In 2021, ARCT-021 was selected by a global entity for inclusion in a multinational Phase 3 vaccine trial. However, that trial has taken longer than anticipated to proceed with ARCT-021 and might not ever proceed with ARCT-021. Our clinical studies involving ARCT-021 have concluded dosing and we do not have current plans to sponsor additional development studies of ARCT-021 unless and until the global entity determines to proceed with ARCT-021 in the multinational Phase 3 vaccine trial.

Our two next generation vaccine candidates currently under development, ARCT-154 and ARCT-165, are based on the same platform as ARCT-021. We have modified the coding region to stabilize the spike protein and increase immune recognition to the receptor binding domain to improve neutralizing antibody titers and cross-protection to VOCs.

ARCT-154 is currently undergoing a fully enrolled pivotal Phase 1/2/3 study in Vietnam, sponsored and funded by Arcturus’ collaborator Vinbiocare. This vaccine is being evaluated as a primary vaccine administered in two 5-µg doses spaced 28 days apart. Evaluations include immunogenicity, efficacy and safety endpoints. A subset of participants is also receiving a third (booster) dose of ARCT-154. We have completed submission of regulatory documents for an emergency use authorization application in Vietnam.

As the global market moves closer to booster administrations, Arcturus’ current next-generation vaccine candidates to COVID-19 are in trials as a booster dose of 5 µg dose, which is 6 to 10 times lower than currently-approved mRNA vaccine boosters. The purpose of a booster dose is two-fold:  1) to increase the durability of protective immunity to currently circulating strains of SARS-CoV-2 and 2) to protect against emerging VOCs that could cause breakthrough infections with currently authorized vaccines.

Two current clinical studies are exploring these next generation COVID-19 vaccines as a booster vaccination series. One of our Phase 2 studies of ARCT-021 (ARCT-021-04) has been modified to include booster vaccination with either our original or next generation COVID-19 vaccines six months after the second dose of the primary vaccine series with ARCT-021. ARCT-021-dosed participants were randomized 1:1:1:1 to receive 5 µg of one of three Arcturus COVID-19 vaccine candidates or placebo. Participants originally receiving placebo were re-enrolled and randomized to one of three dosage groups receiving ARCT-021 as the primary vaccine series.

A second study, ARCT-165-01, evaluates ARCT-154 and ARCT-165 as boosters five months after a Comirnaty® primary vaccination series in a total of 24 subjects <60 years of age. We announced initial results from this study: increases in geometric mean neutralizing antibody concentrations of up to 30x pre-dose levels were sustained at 28 days post-boost, the last time point at which measurements were made in this ongoing study as of the announcement.

Pseudovirus (D614G variant) Microneutralization (MNT) Assay Results

Virus neutralization concentrations (arbitrary units per milliliter, AU/mL) for participants at Day 1 (prior to boosting), and Days 15 and 29 after boosting with ARCT-154 (left; n = first 8 out of 12 participants dosed) and ARCT-165 (right; n = first 9 out of 12 participants dosed). Within each panel, the left graphic shows values from individuals, and the right graphic shows the geometric means of neutralization concentrations with 95% confidence intervals. The multiples are geometric mean-fold rises (GMFR) of neutralization concentrations on Day 15 over Day 1 values. Geometric mean for Day 29 is not shown here, as data from only 4 participants are available for this time point.

In addition, responses against a wide panel of VOC and “variants of interest” (as defined by WHO) were measured using an experimental surrogate virus neutralization assay. We found robust responses after a single booster dose across all variants tested. The different spike variants encoded by ARCT-154 and ARCT-165 may allow for broad coverage of current and emerging variants of concern and interest.

Surrogate Neutralization Assay to Variants of Concern and Interest

Top panels show geometric mean concentrations and 95% confidence intervals on Day 1 (prior to boosting), Day 15 and day 29  post-boost administration with ARCT-154 (left; n =  12 participants dosed). Line graphs on right show that responses are maintained through at least Day 29 for two variants, beta and delta. The bottom panels show the results for individual participants for the Beta and Delta variants on Day 1 (prior to boosting), and Days 15 and 29 post-boost administration with ARCT-165. Line graph on the right shows responses for each participant through Day 29. Abbreviations: VOC, variant of concern; VOI, variant of interest; ULOQ, upper limit of quantification; LLOQ, lower limit of quantification.

In a collaboration with Penny Moore, an expert in virology and immunology from the University of the Witwatersrand in Johannesburg, South Africa, we have assessed neutralizing antibody responses to Omicron, the latest WHO VOC that has displaced previous SARS-CoV-2 variants globally, using a lentiviral pseudovirus assay. We observed 54 and 47 fold increases in neutralizing titers after a single boost with ARCT-154 or ARCT-165, respectively.

ARCT-154
ARCT-165
54x
47x
Pseudovirus Neutralization (ID50)
10^4
10^3
10^2
LLOQ
10^1
1
29
Days

Pseudovirus (Omicron variant, research use) MNT assay results. Antibody titers corresponding to 50% viral inhibition (ID50) in trial participants at Day 1 (prior to boosting) and Day 29 after boosting with ARCT-154 (left; n = 12/12) and ARCT-165 (right; n = 12/12). The bar graphs show the geometric means of neutralization titers, with 95% confidence intervals. Importantly, as this assay was performed at a different laboratory than our D614G assay and the readouts of this lentivurus based assay are different (ID50 vs AU/mL), the results from these two assays cannot be directly compared. The multiples are fold rises of neutralizing antibody titers on Day 29 over Day 1 values. ID¬50: half-maximal inhibitory dose; LLOQ: lower limit of quantitation.

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

Our LUNAR-FLU program has the objective of producing a safe and effective seasonal vaccine candidate with significant advantages over the traditional egg-based inactivated quadrivalent vaccine. Inaccurate predictions of circulating influenza strains as well as mutations due to adaptation in egg-grown vaccines can substantially reduce efficacy on a year-to-year basis. We believe the ability of mRNA platforms to nimbly adapt to new viral strains should help improve efficacy. In addition, mRNA vaccines should not face the challenge from mutations common to egg-grown vaccines.

LUNAR-FLU is being designed to take advantage of our expertise in both LUNAR® lipid delivery systems, and mRNA technology to optimize the balance of acceptable reactogenicity and enhanced expression and immunogenicity of influenza antigens with the aspiration of creating a highly effective influenza vaccine for use in general and high risk populations.

Preliminary Data for Influenza

Murine Studies:  An early version of our STARR platform encoding the hemagglutinin (HA) from a highly pathogenic strain of pandemic influenza (H5N1 A/Vietnam/1203/2004) formulated with several LUNAR lipids was evaluated in mice. (HA is a glycoprotein that causes red blood cells to agglutinate or clump.) Mice primed, then boosted three weeks later, with this vaccine resulted in hemagglutinin inhibition (HAI) titers >40 two weeks after boost for two of our formulations.

Large Animal Efficacy and Immunogenicity Studies:  Experiments with a self-amplifying RNA (saRNA) encoding HA from H1N1 (A/California/07/2009) showed protection against challenge in pigs at even  the 1µg dose. This protection was comparable to that elicited from an inactivated vaccine. Pigs primed, then boosted 28 days later, with our vaccine showed reduced lung lesions compared to protective responses from commercial vaccines (top). This same dose used in a small non-human primate study resulted in HAI >40 and the induction of robust polyfunctional CD8+ T cell responses (bottom).

Mice vaccinated with a previous version of STARR saRNA (in collaboration with SGI) resulted in HAI end titers >40 with several formulations of Arcturus’s LNPs. Doses used are at 200-2000 times below the tolerable dose in mice.

Top: Efficacy studies performed in pigs challenged with H1N1 resulted in lung lesion scores comparable to those from a commercial inactivated vaccine. Bottom:  NHPs vaccinated with saRNA encoding HA were resulted in protective HAI end titers (left) and robust polyfunctional T cell responses (middle, right)

Figure TA2: Top: Efficacy studies performed in pigs challenged with H1N1 resulted in lung lesion scores comparable to those from a commercial inactivated vaccine. Bottom:  NHPs vaccinated with samRNA encoding HA were resulted in protective HAI end titers (left) and robust polyfunctional T cell responses (middle, right)

Current studies use a next generation drug substance and formulation to elicit optimal influenza-specific immune responses and increase tolerability. The figure below shows that a monovalent LUNAR-FLU elicits robust HAI titers over time after a single intramuscular injection in mice. Additionally, a quadrivalent influenza vaccine also elicits robust HA-specific antibodies to all four strains present in the vaccine. Preclinical work is currently under way to optimize tolerability and immunogenicity to all four seasonal strains recommended by health authorities.

Left graph shows an increase of HAI titers after immunization of mice with monovalent LUNAR-FLU vaccine indicating robust titers maintained for at least three months post vaccination. Right graph shows robust increase in HA-binding IgG antibodies to all four seasonal influenza strains encoded by a quadrivalent LUNAR-FLU. HAI end titers over time are currently being assessed for this experiment. We plan to continue preclinical evaluations of LUNAR-FLU candidates in 2022 and to select a STARR candidate in 2022.

Rare Disease Medicines in Development

The Orphan Drug Act defines a rare disease as a disease or condition affecting fewer than 200,000 individuals in the United States. According to the National Institutes of Health (NIH), there are approximately 7,000 such diseases that, together, affect nearly 30 million people in the United States. The European Union defines a rare disease as having a prevalence of fewer than 5 in 10,000 people. Collectively, these disorders affect between 6% and 7% of the population in the developed world.

There is a pressing need for new medicines for rare diseases as few of the 7,000 known rare diseases have approved treatments. Biopharmaceutical industry researchers are making great progress in the fight against rare diseases as innovative science has opened new opportunities. More than 770 medicines have been approved by the FDA since the enactment of the Orphan Drug Act in 1983 and more than 800 medicines are currently in clinical development. Despite recent progress, there is still much more work to be done to overcome the scientific and operational challenges that arise.

We believe our technology provides an excellent platform to address genetically inherited rare diseases. Specifically, we are focusing on developing medicines to treat people with rare respiratory and liver diseases who currently have limited or no treatment options.

ARCT-810 (LUNAR-OTC)

The LUNAR-OTC development program addresses ornithine transcarbamylase (OTC) deficiency, a rare, life-threatening, genetic disease caused by mutations in the OTC gene that lead to dysfunctional or deficient OTC.

OTC deficiency is the most common of the urea cycle disorders, a group of inherited metabolic disorders that are associated with reduced ability to eliminate ammonia from the body. Ammonia is a toxic waste product produced from the breakdown of protein. OTC is a critical enzyme in the urea cycle, which takes place in liver cells and converts toxic ammonia to urea which is eliminated in the urine. In patients with OTC deficiency, ammonia accumulates in the blood and is toxic to the brain and liver. Symptoms of high ammonia levels  include vomiting, headaches, coma and death. OTC deficiency can cause developmental problems, seizures and death in newborn babies. As an X-linked disorder, OTC deficiency tends to be more severe in males, though female carriers are often affected. Patients with less severe symptoms may present later in life, as adults. Currently no cure exists for OTC deficiency apart from liver transplant; however, this treatment comes with significant risk of complications such as organ rejection, and transplant recipients must take immunosuppressant drugs for the rest of their lives. Current standard of care for OTC deficiency is a low-protein diet, dietary supplements, and ammonia scavengers to try to prevent accumulation of ammonia. Life-threatening episodes of high ammonia levels can occur, requiring treatment with dialysis or hemofiltration. These treatments do not address the underlying cause of disease and there remains a high unmet need for an effective treatment.

Our LUNAR-OTC development candidate, ARCT-810, uses our LUNAR platform to deliver normal OTC mRNA into liver cells which then produce normal functioning OTC with possible disease-modifying effects. Our LUNAR-OTC approach has the potential to treat the underlying defect that causes the debilitating symptoms of OTC deficiency, rather than mitigating symptoms by sequestering ammonia. LUNAR-OTC has received orphan drug designation from the FDA for treatment of OTC deficiency. Worldwide development and commercialization rights to ARCT-810 are held entirely by Arcturus.

Preclinical data in OTC-deficient murine models have demonstrated that dosing of LUNAR-OTC results in robust OTC protein expression and activity, thereby improving ureagenesis, reducing plasma ammonia, and increasing survival.

The Phase 1, double-blind, placebo-controlled, single-dose, dose-escalation study of ARCT-810 in healthy volunteers, completed in November 2020, demonstrated favorable safety, tolerability and PK profiles.

A Phase 1b study in stable OTC-deficient patients is being conducted in the United States and Canada, and has commenced dosing. The trial plans to enroll approximately 12 patients and is designed to assess safety, tolerability and pharmacokinetics, as well as various exploratory biomarkers of drug activity. The COVID-19 pandemic has imposed numerous widespread challenges for the conduct of non-COVID clinical trials, including this study. These barriers include prolonged site closures, loss of key study personnel, prioritization of clinical care over research, and reluctance of patients to attend clinic visits. The pandemic has adversely affected  startup activities for some sites and enrollment capabilities for others. Having worked closely with the investigators, the CRO and patient groups through this difficult period, we are now seeing a significant increase in patient identification and screening, such that completion of dosing of the first cohort is anticipated by the first half of 2022. Onboarding of new sites in addition to the current seven active sites in the United States is also expected to accelerate enrollment. A Phase 2 multiple-dose study of ARCT-810 in OTC-deficient patients is approved to proceed by the regulatory authorities in the UK, Belgium and Spain and clinical trial authorization applications are currently being prepared for other European countries. We anticipate that screening patients will begin in this study in the second quarter of 2022 and that we will have interim data from a subset of participants in the second half of 2022.

ARCT-032 (LUNAR-CF)

The LUNAR-CF program addresses cystic fibrosis lung disease, a progressive lung disease caused by mutations in the cystic fibrosis transmembrane conductance regulator (“CFTR”) gene. In 2020, we announced the selection and advancement of ARCT-032 as a development candidate for treatment of cystic fibrosis. ARCT-032 uses our LUNAR platform to deliver a codon-optimized human CFTR mRNA into airway epithelial cells. This allows airway cells to produce functional human CFTR protein using their native translational machinery and protein trafficking pathways which could result in the treatment of the underlying defect that causes CF lung disease, regardless of patient’s specific mutation. The Cystic Fibrosis Foundation (“CFF”) has partnered with us to develop this therapy. ARCT-032 represents the first LUNAR-based mRNA therapeutic that will be delivered by the inhaled route, offering direct delivery to the affected airways with the possibility of restoring functional CFTR.

According to the NIH, cystic fibrosis is the most common rare disease in the world, with an estimated 30,000 diagnosed cases in the United States and 85,000 worldwide. Approximately 1,000 people are newly-diagnosed with cystic fibrosis each year. Cystic fibrosis is caused by one of more than 2,000 known mutations in the CFTR gene. These mutations have been grouped into several different classes based on the mechanism by which they cause reduction in the production and/or function of the CFTR protein. When CFTR is absent or defective, the airway surfaces become dehydrated and coated with a layer of thick mucus that clogs the airways, causing difficulty breathing and often resulting in chronic infections, exaggerated inflammation, structural airway damage, and other serious complications in lungs as well as in the pancreas and live. The median lifespan of CF patients in the United States is approximately 50 years, and the cause of death is usually lung-related.

Current therapies for CF lung disease are, in effect, daily palliative treatments meant to treat existing lung disease and prevent the progression of the disease. These treatments include aerosolized mucolytics, antibiotics, and airway clearance techniques that are time-consuming and represent a significant treatment burden for people with CF. Many CF patients ultimately suffer from a critical decline in lung function and require lung transplants.

The FDA has approved several CFTR modulator therapies (Kalydeco®, Orkambi®, Symdeko®, and Trikafta®) that assist certain classes of mutant CFTR protein to reach the cell membrane and/or increase functional ion channel activity. The CFTR modulators, while effective in many patients, are mutation-specific and therefore are not effective in all persons with CF. Other treatments are required to target Class I mutations (no CFTR produced; approximately 10% of CF cases worldwide), and people who are intolerant or have poor response to CFTR modulator therapies. We are focusing ARCT-032 on these groups of patients, as they currently have the highest unmet needs for CF therapies.

An extensive portfolio of nonclinical and preclinical studies have been performed to support the advancement of  ARCT-032 towards the clinic. We presented comprehensive data that showcased the potential for ARCT-032 as a disease-modifying treatment at the North American Cystic Fibrosis Conferences in November 2021. The data presented demonstrated that (i) ARCT-032 remains stable after nebulization and retains functional activity, (ii) LUNAR protects mRNA in sputum isolated from CF patients, (iii) aerosolized LUNAR-mRNA delivers mRNA to airway epithelium across species, including rodents and non-rodents (ferrets, non-human primates), (iv) LUNAR-mRNA transduced several epithelial cell types (secretory, ionocytes, basal, ciliated) in ferret and human bronchial epithelial cells, and (v) ARCT-032 transduction demonstrated concentration-dependent expression of mature CFTR and restored chloride transport in CF human bronchial epithelial cells. In addition, we previously demonstrated restoration of  CFTR activity in vivo (measured by nasal potential difference) in a CF mouse model with a Class I mutation. Cumulatively, these robust data demonstrate the proof of concept to validate ARCT-032 as a potential therapy to target the root cause of CF lung disease.

We continue to work closely with the CFF, which recently agreed to support studies with ARCT-032 in a CF ferret model to evaluate epithelial targeting and functional outcomes. These studies will be conducted in collaboration with investigators at the University of Iowa and the University of Alabama at Birmingham. We have also done several studies with the nebulizer system to optimize performance, which is important to ultimately reduce the burden on patients.

ARCT-032 generated high levels of mature (C-band) CFTR in CF human bronchial epithelial cells

Ferret bronchial epithelial cells derived from a G551D CF ferret model were transfected in vitro with ARCT-032 (LUNARhCFTR). A dose dependent increase in chloride current was observed at the highest doses tested, comparable to the positive control VX770. The negative controls (LUNAR buffer and LUNAR-TdTomato) did not have any impact on chloride changes.

Human bronchial epithelial cells from a CF patient homozygous for F508del mutation were transfected in vitro with ARCT-032, resulting in dose-related increase in mature CFTR protein as seen in this Western blot as measured 72 hours after transfection. The increase in protein levels is specific to ARCT-032 treated samples and not present in the LUNAR buffer control.

LUNAR-CF restored CFTR activity in HBE cells carrying the F508del mutation

When CFTR is not present in the membrane or does not function properly, there is a deficit in the release of chloride and bicarbonate anions into the airways, and an associated increase of sodium uptake by the cells. The figure below demonstrates that ARCT-032 applied to human bronchial epithelial cells resulted in restored chloride transport.

Human bronchial epithelial cells from a CF patient homozygous for F508del mutation were transfected in vitro with ARCT-032. Chloride activity was significantly restored in a dose-like dependent manner at all doses tested (*, p<0.05).

Significant progress on the LUNAR-CF program was made in 2021, with identification of the development candidate that is now being evaluated in GLP toxicology studies. We anticipate filing a CTA for a first in human study in Q3 2022.

LUNAR Platform Program – Genome editing

Genome editing therapies are based on the ability to modify a specific DNA sequence in the human genome. All genome editing molecular tools can be programmed to target a DNA sequence of interest. Although the diversity of programmable gene editing tools is increasing, all of them are based on a DNA binding component (either a protein or, as in the case of CRISPR-clustered regularly interspaced short palindromic repeats, an RNA sequence) plus a DNA modifier component (a protein that can either make double strand breaks on the DNA (nuclease), single strand breaks (nickase), or make chemical modification in the DNA (base editors)). One of the main roadblocks to applying genome editing as a therapy to treat human disease is the delivery of the genome editing tool components into the cells either ex-vivo or in vivo, applying them directly into the human body and targeting the right organ.

The LUNAR-Genome editing program aims to leverage the ability of our LUNAR-mRNA technology to deliver any type of genome editing tools into target cells. Some of the genome editing tools are based on protein components working in pairs (TALEN-Transcriptional Activator-Like Effector Nuclease, ZFN-Zinc Finger Nuclease) or as a single protein (meganuclease), while other tools could have a combination of RNA and protein component (CRISPR). We have tested and found that we can deliver mRNAs coding for genome-editing proteins (TALEN) encapsulated in our LUNAR formulations, and also CRISPR technology, with the guide RNA together with the nuclease as an mRNA. Those mRNAs are translated into the proteins of interest that edit the targeted DNA sequence.

To test the efficacy of the different genome editing strategies as a proof of concept, we utilized target genes that encode proteins that are well known and can be detected in the plasma, which facilitated the readout of the experiments. For evaluation of the LUNAR TALEN mRNA strategy, we designed a TALEN pair targeting the mouse Pcsk9 gene which is involved in lipid metabolism. The Pcsk9 gene is expressed only in the mouse liver, and the PCSK9 protein is then secreted into the blood circulation PCSK9 protein binds and downregulates the LDL receptors present in the hepatocytes cell membrane. Reduction of PSK9 protein levels, increases LDLR levels and its availability to take and reduce LDL-Cholesterol from the blood (Figure 1. Top drawing). A single intravenous dose of LUNAR-TALEN PCSK9 mRNA into wildtype mice lead to the production of the TALEN proteins in the mouse liver and to deletions in the targeted PCSK9 genomic DNA. Deletions in the PCSK9 genome sequence inactivated the PCSK9 gene and, consequently, there was a reduction of PCSK9 protein levels in the mouse plasma of the treated mice (Figure 1. Bottom Left). Examination of the PCSK9 targeted DNA sequence extracted from different organs did not show any DNA modifications except for the liver, which is explained by the liver specificity of this LUNAR formulation (Figure 1.Bottom Right).

PCSK9 levels in mouse serum
PCSK9 (pg/mL)
512
256
128
64
32
16
8
4
d0
d14
d28
d48
DAYS
PBS
PCSK9 TALEN mRNA pair

Figure1. Top: PCSK9 involvement in LDL-Cholesterol metabolism. PCSK inhibits LDL-Receptor activity and increases LDL-Cholesterol in circulation. Elimination of PCSK9 protein after editing the Pcsk9 target gene incrLeft: LUNAR-PCSK9 TALEN mRNA dosing of mice at time Day 0 irreversibly reduces levels of PCSK9 in circulation. Right: Genome editing evaluation by sequencing shows INDEL (insertion/deletions) only in DNA extracted from the liver but not from other tissues.

To test the ability to deliver CRISPR technology into the liver, we use a single guide RNA known to target the mouse Ttr gene. The transthyretin (TTR) protein is expressed only in the liver and is secreted into the blood circulation. In humans, mutations in the TTR gene can cause transthyretin amyloidosis. Mutations on the Ttr gene can alter the structure of the transthyretin protein impairing its normal function and leading to abnormal deposits of the TTR protein in different organs and tissues of the body, mainly in the nervous system and the heart. Reduction of the TTR production could stop the progression of the disease (Fig. 2 Top). LUNAR formulations containing a mouse TTR-specific single guide RNA (sgRNA) together with the Cas9 nuclease mRNA were injected intravenously into wildtype mice. After a single dose, there was a reduction in the amount of TTR protein detected in the mouse serum (Fig.2, Bottom left). This reduction of TTR protein correlated with the deletions detected in the targeted TTR genomic DNA extracted from the liver of the LUNAR TTR-CRISPR mRNA treated mice (Fig.2, Bottom right).

TTR levels in blood serum
Day 7 post-dose
2000
1500
1000
500
0
mTTR (ug/mL)
PBS
Cas9-A
Cas9-A + sgTTR

TTR gene editing in the liver
Day 7 post-dose
Editing (% INDEL)
100
80
60
40
20
0
PBS
Cas9-A
Cas9-A + sgTTR

Figure 2. Top; TTR protein containing mutations aggregates and deposits forming amyloid fibers in different organs causing cardiomyopathies or neuropathies. Left: TTT levels in the serum was reduced in mice treated LUNAR-CRISPR Cas9 and sgRNA TTR mRNA but not in mice treated with LUNAR Cas9 mRNA. B. Genome editing evaluation by sequencing shows INDEL (insertion/deletions) only in the livers of the group of mice treated with LUNAR CRISPR Cas9 sgRNA TTR.

We are expanding our capabilities in the genome editing field by exploring the efficacy of LUNAR formulations carrying different genome editing tools in different organs in genomic DNA regions that could be of interest for potential therapies.

LUNAR Platform Program – Cancer vaccine (Immuno-oncology)

Our LUNAR Cancer Vaccine Program aims to develop an immunotherapy against a tumor via activated T-cells. The vaccine would encode an antigen that would be specifically presented by (or associated with) a tumor, such that the vaccination would elicit T cell responses that recognize and attack the tumor. We have applied our learnings from our more-advanced LUNAR-COVID-19 program to establish both STARR (self-amplifying) and conventional mRNA platforms for immuno-oncology therapy.

In a preclinical study, our proof of concept (POC) vaccine encoding AH1 antigen has demonstrated clear effectiveness in a syngeneic mouse model of a colorectal CT26 cell line. With intramuscular administration of the STARR vaccine (two doses of 10 ug), treatment with a checkpoint inhibitor (CPI), anti-PD1/PDL1, led to a drastic reduction of tumor growth in comparison to the CPI treatment by itself (Panel A). Moreover, the same level of efficacy was achieved with a single administration of a 0.2-ug dose of the STARR vaccine.

With various LUNAR® formulations, conventional mRNA vaccine expressing the AH1 antigen also demonstrated a robust T cell response (Panel B) and reduction of tumor growth with anti-PD1/PDL1 treatment in the syngeneic mouse model. We believe that these POC results from the two platforms premise the application to various cancer with flexibility in dosing regimens.

Our current effort focuses on the selection of neoantigens and other tumor-specific antigens encoded in the cancer vaccines. These antigens can be shared among patients, and therefore have more target patient populations. Additional advancements of LUNAR Cancer Vaccine program include the improvement of antigen cassette designs, STARR RNA elements, and immune modulator molecules, all of which significantly enhanced T cell responses.

Figure. Antitumor activity and T cell response by Arcturus cancer vaccines. A. STARR vaccine expressing a tumor antigen led to a significant reduction of the tumor growth rate of a colorectal cancer cell line, CT26. B. T responses elicited by conventional mRNA cancer vaccine by various LUNAR® formulations.

Platform Technology Overview

Our LUNAR lipid-mediated delivery technology includes a diverse, growing library of over 250 proprietary lipids that we are rationally designing to be versatile, while maximizing efficacy and improving tolerability of a diverse selection of nucleic acids, refining the LPNs to target specific cell types, and determining the most favorable routes of administration. A key feature of our LUNAR lipids is their biodegradability, decreasing the undesired effects caused by lipid accumulation that are associated with tolerability issues present in other lipid-mediated RNA medicine delivery platforms. Our team continues to advance in the area of producing LUNAR lipid formulated nucleic acid product candidates in a scalable and highly reproducible manner, reducing the costs of goods for the therapies in our pipeline.

In addition to our LUNAR lipid-mediated delivery technology, we believe we have created innovative, proprietary advancements in producing mRNA medicines, including improvements that increase purity, scalability, efficiency in production times, and adaptability to different mRNA modification strategies. We strive to use these proprietary innovations to benefit each mRNA medicine in our pipeline.

We continue to invest in our LUNAR lipid-mediated delivery of mRNA (encoding CRISPR, TALEN, zinc finger proteins, and meganucleases), siRNA, DNA, microRNA, and antisense oligonucleotide technology platforms to improve their efficacy and safety profile, further expanding their applications. This investment has led to key innovations ensuring that our LUNAR formulated drug product candidates have optimal characteristics for therapeutic use, which we believe sets us apart from other nucleic acid therapeutics and lipid-mediated delivery platforms. As such, we consider ourselves a leader in the research and development of systemically administered mRNA therapeutics.

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

Biodegradable, highly optimized for each cell type

LUNAR-platform development

The development of our LUNAR platform is focused on continuous innovation and advancement in the following areas:

•

Design and incorporate novel ATX lipids and formulations to enrich our library of proprietary ATX lipids for target cell/tissue specificity, improved tolerability and translatability to larger species;

•	Develop and improvise manufacturing processes for LUNAR formulations to ensure RNA encapsulation across compositions and scales;

•	Develop stabilization strategies (e.g. lyophilized presentation) for LUNAR formulations to mitigate frozen storage; and

•	Continually assess and improvise LUNAR screening funnel to enable rigorous selection of ATX lipids for various programs.

Through the above efforts, our versatile LUNAR platform continues to drive internal and partner programs.

Targeting Capabilities

As mentioned above, we have generated a growing library of more than 250 proprietary ATX lipids. ATX lipids are rationally designed to fit their respective applications and vary depending on the target cell type and route of administration. We perform extensive formulation screening for each nucleic acid therapeutic candidate to determine the optimal ATX lipid and LUNAR composition for the particular nucleic acid therapeutic candidate, the desired route of administration, and target cell type.

Lung

Aerosol capabilities have been developed for the Cystic Fibrosis program using Arcturus’ proprietary lipid nanoparticle delivery platform, LUNAR®. Characterization and optimization of the aerosolized LUNAR® formulations in targeting airway epithelium have been achieved in rodent (mice, rat) and nonrodent models (ferret, NHP) as depicted in the image using a reporter mRNA encapsulated in LUNAR®. The validation attained for the inhaled LUNAR® platform in the Cystic Fibrosis program will serve as a “plug and play” approach to support other respiratory approaches where targeting airway epithelium is needed.

LUNAR® delivery to airways epithelium demonstrated in vivo across species (rodents, ferrets, NHPs)

Liver

As proof of concept for augmenting LUNAR liver-targeting capabilities, we are developing LUNAR formulations containing a propriety hepatocyte_targeting agent. Traditional lipid nanoparticle-mediated delivery to hepatocytes occurs via uptake by the low-density lipoprotein receptor (LDLR). We evaluated this targeting agent in an LDLR-deficient mouse model and found that only the LUNAR formulations with this targeting agent were able to deliver mRNA to the hepatocytes compared to LUNAR formulations that did not contain the targeting agent. Based on these promising data, we are expanding these platform development efforts.

LUNAR Safety (i.v. administration)

ARCT-810 Nonclinical Safety Profile

Arcturus has instituted a robust ATX lipid screening paradigm to ensure that we identify formulations with suitable properties for the intended drug’s target product profile, whether is it a protein replacement therapy, a gene editing treatment, or a vaccine. Drug product safety is a key feature in that profile. An example of the outcome of these efforts is the safety profile that was obtained with ARCT-810, intended as a life-long treatment for OTC.

To support chronic administration of LUNAR-OTC (ARCT-810) in patients, nonclinical safety studies were conducted in nonhuman primates (NHPs). The findings of this study demonstrated that the nonclinical safety profile for ARCT-810 did not change from short-term dosing (3 bi-weekly infusions) to chronic administration (bi-weekly infusions for 9-months). ARCT-810 was well tolerated with no adverse findings at the highest dose administered, i.e., 1 mg/kg in the 9-month study.

	28 Day study	9 month (Chronic) study
No Observed Adverse Effect Level (NOAEL)	1 mg/kg	1 mg/kg
Complement activation	Transient non-adverse elevations	Transient non-adverse elevations, no change with chronic dosing
Cytokine activation	Transient non-adverse elevations	Transient non-adverse elevations, no change with chronic dosing
Liver enzyme function	Transient non-adverse elevations	Transient non-adverse elevations, no change with chronic dosing

With these promising results, and the advancement of ARCT-810 further into clinical development, additional nonclinical studies were performed to evaluate the safety profile to support dosing in pregnant patients. Pregnant mice were treated with ARCT-810 on gestation days 6 and 13 (a critical time for fetal development). No maternal toxicity or negative effects on the development for the fetus were observed. Both the maternal and fetal development NOAEL in this study was the highest dose tested, 5 mg/kg. The completed non-clinical safety studies support the continued clinical development of ARCT-810.

Our Proprietary mRNA and Protein Design Technology

The mRNA programs in our pipeline are benefited by our in-house expertise in protein and mRNA design, which helps us address many of the known challenges that face the viability of mRNA therapeutics today. We have identified several design elements of mRNA compounds that provide improved translation (the process of making protein based on the instructions/codes in the mRNA) of our mRNA therapeutics, including untranslated regions derived from species that have not previously been combined with human mRNA sequences. This platform technology is applicable to many different human mRNA sequences that we are currently approaching in our discovery efforts. We are able to engineer human protein sequences to increase the half-life of the proteins produced by our mRNA therapies and can more efficiently direct specific types of proteins to certain cellular structures of interest. These innovations are broadly applicable to several programs that are part of our mRNA discovery efforts.

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

Our STARR mRNA Technology

Our vaccine platform is based on (1) our distinct and proprietary self-amplifying RNA (saRNA)platform (STARR)  and (2) the LUNAR lipids that deliver the saRNA to cells. Our STARR platform includes proprietary algorithms that inform the design and optimization of saRNA to enhance expression of the applicable antigen while minimizing structures that might inhibit expression. The replicase, an RNA-dependent RNA polymerase, is encoded upstream of the antigen of interest and functions to amplify transcripts and increase the duration of antigen expression compared to non-self-amplifying (conventional) mRNA. The enhanced expression leads to higher immunogenicity at lower doses than conventional mRNA vaccines in preclinical studies (Figure x).

Protein Expression Over 7 days
STARR™ mRNA vs. Conventional mRNA
Protein Expression
Log Scale
10^{10}
10^{9}
10^{8}
10^{7}
10^{6}
10^{5}
STARR™ mRNA
30X More Protein Expression
Conventional mRNA
PBS Control
0
1
2
3
4
5
6
7
Days After Dosing

We believe the combination of LUNAR and STARR technology could provide lower dose requirements due to superior immune response and sustained protein expression as compared to non-self-amplifying RNA-based vaccines. We believe this may enable us to simplify and increase the speed of vaccine production.

Supply and Manufacturing

Our supply and manufacturing strategy is focused on addressing the following considerations: a) multiple clinical pipeline candidates, b) commercial scale COVID vaccine products, c) regional and global product demand.

We have built a robust global manufacturing footprint with our partners, including Aldevron®, Catalent®, Recipharm, Polymun, Vingroup and ARCALIS. With such collaborations we have established an Integrated Global Supply Chain Network with our primary and secondary sourcing contract manufacturing organizations (CMOs) based in the USA, EU and Asia for producing critical raw materials, drug substance, and finished and packaged drug product. We expect our current manufacturing capabilities and completed, ongoing and planned global technology transfers to enable, by the end of 2022, a forecasted capacity of 200M doses per year of finished product for EUA, stockpiling and commercialization of COVID vaccine.

To date, we have manufactured and supplied gram quantities of drug substance, and scaled-up and validated our finished drug products (COVID Vaccine) through our CMOs for clinical studies, EUA, stockpiling and commercial readiness. We have developed, and continue to dedicate, resources to advance our sophisticated manufacturing know-how, including formulation of lipid nanoparticles, which improves manufacturing efficiency and capacity. Additionally, we are strategically exploring options to build our internal USA-based manufacturing capabilities for drug substance and finished drug product.

For the near future, we expect to continue to rely on third-party CMOs for the supply of drug substance and finished drug product for our current product candidates, including to support the launch of our first commercial products.

Our CMOs are compliant with cGMPs and other rules and regulations prescribed by foreign regulatory authorities. We believe we have established sufficient manufacturing capacity through our CMOs to meet our current internal research, development, and potential commercial needs, as well as our obligations under existing agreements with our partners. Additionally, we continue to evaluate relationships with additional suppliers to increase overall capacity and diversify our supply chain.

Revenue and Collaboration Arrangements and Other Material Agreements

In addition to our internal programs, we have a number of strategic alliances where we collaborate with other parties on discovery, development, manufacturing or other efforts based on our LUNAR lipid-mediated delivery system and our proprietary mRNA and protein design technologies. Among other collaboration arrangements,

•

we are partnering with Vinbiocare, a Vingroup company, regarding a collaboration to establish a manufacturing facility in Vietnam for the manufacture of our COVID-19 vaccines, for sale and use in Vietnam;

•	we are partnering with Janssen to develop nucleic acid-based therapeutic candidates for the treatment of Hepatitis B Virus (HBV);
•	we are partnering with Ultragenyx to develop mRNA therapeutic candidates for rare disease targets;
•	we are partnering with CureVac to develop mRNA therapeutic and vaccine candidates for various indications;
•	we have received funding from the CFF to support our LUNAR-CF development program; and
•	we are partnering with the Singapore Economic Development Board and Duke-NUS Medical School to develop a vaccine for the Coronavirus outbreak.

Vinbiocare

Beginning on July 29, 2021, we entered into a series of agreements with Vinbiocare, a member of Vingroup Joint Stock Company (collectively the “Vinbiocare Agreement”), whereby we will provide technical expertise and support services to Vinbiocare to assist in the build out of a manufacturing facility in Vietnam for the manufacture of our investigational COVID-19 vaccines, for sale and use within Vietnam. The Technology License and Technical Support Agreement and Framework Drug Substance Supply Agreement became effective on July 30, 2021.

License Agreement

Within the Vinbiocare Agreement, we entered into a Technology License and Technical Support Agreement (the “License Agreement”). Pursuant to the terms of the License Agreement, Vinbiocare is, in consultation with us, building a manufacturing facility in Vietnam (the “Facility”), and we are providing to Vinbiocare access to proprietary technologies and processes for the manufacture of our investigational COVID-19 vaccines. We have granted to Vinbiocare an exclusive license to manufacture the vaccines in Vietnam at the Facility solely for distribution in Vietnam. The license and technology transfer applies to the manufacture of the final drug product of the vaccines, but not to the manufacture of mRNA drug substance or to the manufacture of our proprietary lipids used in our LUNAR ® delivery platform. Vinbiocare paid us a non-refundable upfront payment and is responsible for costs associated with the technology transfer. Vinbiocare is also required to pay us a royalty on each dose of the vaccines produced at the Facility. Other than the mRNA drug substance and our proprietary lipids, which will be sold by us to Vinbiocare, Vinbiocare is responsible for procuring all other raw materials and other inputs for the final vaccine drug product. Vinbiocare will be responsible for commercialization activities for the vaccines manufactured at the Facility for distribution within Vietnam.

Under the terms of the License Agreement, Vinbiocare is paying for our ongoing Phase 3 trial of ARCT-154 being conducted in Vietnam.

Unless earlier terminated, the License Agreement will expire on December 31, 2032. We have the right to terminate the License Agreement upon certain events, including if the Supply Agreement terminates, if Vinbiocare does not, on or prior to December 31, 2023, make a commercial dose of the vaccine in Vietnam following regulatory approval, and if we determine to cease manufacturing, development, or commercialization of the vaccines globally. Vinbiocare may terminate the License Agreement for convenience. Either party may terminate the License Agreement for uncured material breach of the other party. Vinbiocare’s obligations under the License Agreement have been guaranteed by its parent company.

Supply Agreement

Within the Vinbiocare Agreement, we entered into a Framework Drug Substance Supply Agreement (the “Supply Agreement”), and pursuant to the terms of the Supply Agreement, we will supply, and Vinbiocare will pay for, mRNA drug substance for the manufacture of the vaccines under the License Agreement. The Supply Agreement will terminate contemporaneously with the License Agreement. In addition, each party may terminate the Supply Agreement for uncured material breach of the other party. Vinbiocare’s obligations under the Supply Agreement have been guaranteed by its parent company.

Janssen

On October 18, 2017, we entered into a Research Collaboration and License Agreement with Janssen (the “Janssen Agreement”) to collaborate on developing candidates for treating HBV with RNA therapeutics. Under the Janssen Agreement, Janssen and Arcturus will carry out their respective research obligations pursuant to agreed-upon joint research plans, and we may not engage in HBV-related research independent of the Janssen Agreement.

The Janssen Agreement provides that Janssen will develop the candidates licensed pursuant to the agreement, obtain certain regulatory approvals, and commercialize products containing the development candidates. Under the Janssen Agreement, both parties granted each other certain non-exclusive, royalty-free licenses to conduct the research covered by the agreement.

Under the Janssen Agreement, Janssen paid us an upfront fee and on a development candidate-by-development candidate basis, Janssen will pay us certain development milestone payments for each of the first two products to treat HBV as well as in each indication for which Janssen exercises its option to license certain therapeutics from us. In addition, on a research program-by-research program basis, Janssen will pay us sales milestone payments if they achieve certain annual net sales milestones in the first calendar year in which such milestones are achieved. Janssen will also pay option exercise fees within a certain range, with the precise amount depending on when Janssen exercises its license option. In addition, Janssen will pay royalties on annual net sales of licensed products up to a mid-single digit percentage, subject to (i) reduction on a country-by-country and licensed-product-by-licensed-product basis and (ii) certain events, such as expiration of program patents. In Q4 2021, Janssen formally acknowledged that we had achieved the first milestone of showing “In Vivo Efficacy and Safety” of a nucleic acid therapeutic under investigation, and Janssen paid the corresponding milestone payment to us.

The Janssen Agreement will terminate when no further royalty payments on any licensed products are payable. Janssen may terminate the Janssen Agreement at any time on a licensed product-by-licensed product and country-by-country basis, or in its entirety, in each case upon 60 days’ written notice.

Ultragenyx

On October 26, 2015, we entered into a Research Collaboration and License Agreement with Ultragenyx, which was later amended in 2017, 2018 and during the second quarter of 2019 (as amended, the “Ultragenyx Agreement”). Ultragenyx initially selected two development targets, including Glycogen Storage Disease Type III, and the parties initially agreed to a list of eight additional reserved rare disease targets which Ultragenyx has an exclusive option to select for collaborative development. Under the Ultragenyx Agreement, we have granted Ultragenyx exclusivity (i) with respect to development targets, to the development and commercialization of products containing nucleic acid technology, and (ii) with respect to reserved targets, the development and commercialization of any product containing nucleic acid products or utilizing LUNAR lipid-mediated delivery technology.

Under the Ultragenyx Agreement, we have granted Ultragenyx a co-exclusive, royalty-free, sublicensable license of our technology for conducting collaborative development of development targets, compounds and products.

In connection with the execution of the Ultragenyx Agreement, Ultragenyx paid us an upfront fee and we are entitled to certain additional payments (i) for costs we incur in connection with our activities under agreed-upon collaborative development plans, and (ii) if Ultragenyx exercises its option to select additional reserved targets for collaborative development. For each development target for which Ultragenyx exercises this option, they will pay us a one-time option exercise fee, which will vary depending on the total number of development targets for which it has exercised such option. Ultragenyx will also pay us certain milestone payments with respect to clinical/regulatory development and commercialization, and will pay royalties as a percentage of net sales on a product-by-product and country-by-country basis.

On June 18, 2019, we expanded our collaboration with Ultragenyx and entered into a third amendment (the “Third Amendment”) to the Ultragenyx Agreement. Pursuant to the Third Amendment, the total number of targets was increased from 10 to 12, and we granted Ultragenyx exclusivity to development targets for four years at no additional cost. In connection with the Third Amendment, Ultragenyx purchased shares of our common stock and made a one-time upfront payment. Ultragenyx also received a two-year option to purchase additional shares of our common stock which they exercised in May of 2020.

On December 1, 2021, Ultragenyx announced that the first patient had been dosed in its Phase 1/2  study of UX053, an investigational messenger RNA therapy in development under the collaboration for the treatment of Glycogen Storage Disease Type III, and thus the first milestone under the collaboration agreement had been met.

CureVac

On January 1, 2018, we entered into a Development and Option Agreement with CureVac, which was amended on May 3, 2018 and later restated on September 28, 2018 (as amended and restated, the “Development and Option Agreement”). Under the terms of the Development and Option Agreement, CureVac and Arcturus agreed to conduct joint preclinical development programs and we granted CureVac a license to develop and commercialize certain products incorporating certain of our technology (the “Arcturus LMD Technology”) and CureVac technology. The products subject to the Development and Option Agreement relate to certain targets to be identified during the eight year term of the agreement. In consideration for the rights granted under the Development and Option Agreement, we received an upfront fee from CureVac.

Prior to expiration of the initial term of eight years (which was subsequently amended, as discussed below), the Development and Option Agreement also includes an option to extend the term on an annual basis for up to three years, subject to payment by CureVac to Arcturus of a non-refundable annual extension fee. The Development and Option Agreement includes potential milestone payments from CureVac for selected targets. Additionally, CureVac will pay royalties as a percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term in the low single-digit range.

On July 26, 2019, we entered into an amendment (“CureVac Amendment”) to the Development and Option Agreement, pursuant to which the parties have agreed to shorten the time period during which CureVac may select potential targets to be licensed from eight years to four years, and to reduce the overall number of maximum targets that may be reserved and licensed.

Cystic Fibrosis Foundation Agreement

On May 16, 2017, pursuant to a Development Program Letter Agreement (the “CFF Agreement”), CFF agreed to award us funding for a development program to identify lead CFTR mRNA sequences and LUNAR formulations, demonstrate tolerability of LUNAR CFTR mRNA, and demonstrate translatability of aerosolized LUNAR (the “CFF Agreement”). The award includes a grant of rights to CFF know-how to assist us to research, develop, commercialize, make or otherwise exploit a product. If the award results in a successful commercialized product, we will pay CFF (i) royalties on sales of the product up to a maximum of a single-digit multiple of the total award amount actually paid to us by CFF, and (ii) thereafter, a single-digit percentage of annual net sales. Further, in the event of a license, sale or other transfer of the product or our development program technology (including a change of control transaction), we will pay CFF a percentage of such license, sale of transfer payments actually received by us or our shareholders (subject to a royalty cap).

On August 1, 2019, we amended the CFF Agreement. Pursuant to the amendment, (i) CFF will increase the amount it will award to advance LUNAR-CF, (ii) we will provide a certain amount of matching funds for remaining budgeted costs, (iii) the related disbursement schedule from CFF to us will be modified such that (a) a disbursement was made upon execution of the amendment, (b) an agreed upon amount will be disbursed to us within 30 days of the first day of each of January, April, July and October 2020, and (c) the last payment will be disbursed upon us invoicing CFF to meet good manufacturing practices and submitting an IND application. In January 2022, the parties signed an amendment for CFF to fund the development of a CF ferret model for application in the development of ARCT-032, our LUNAR-CF candidate.

Singapore Economic Development Board

On March 4, 2020, we were awarded a grant from the EDB to support the co-development of ARCT-021 with Duke-NUS Medical School. In exchange for the grant, we agreed to supply ARCT-021 to the EDB for use within Singapore and we retained the right to sell and market ARCT-021 outside of Singapore. We have agreed to pay Duke-NUS Medical School a low single digit royalty based on annual net sales of the vaccine in markets or jurisdictions outside of Singapore. On October 2, 2020, we were awarded an additional grant from the EDB to support the further development of ARCT-021.

On November 7, 2020, we entered into a Manufacturing Support Agreement (the “Support Agreement”) with the EDB pursuant to which they agreed to make a term loan to us, subject to the satisfaction of customary deliveries, to further support the development of the LUNAR-COV19 vaccine candidate. On January 29, 2021, we elected to borrow the full amount available under the Support Agreement. Subject to certain exceptions, the Singapore Loan is a limited recourse loan that is intended to be repaid solely through a royalty payment on sales of the LUNAR-COV19 vaccine candidate, with a portion of the proceeds on all such vaccine sales being applied on a quarterly basis to prepay outstanding principal and interest under the Singapore Loan. However, all unpaid principal and interest under the Singapore Loan will be due and payable five years after draw date, if net sales of the LUNAR-COV19 vaccine exceed a certain minimum threshold during this five year period or we obtain clearance to sell the vaccine in specified jurisdictions. Unpaid principal and interest under the Singapore Loan will also become due and payable upon an event of default under the Support Agreement.

Other Collaboration Arrangements

On December 6, 2016, we entered into a research agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”). Under the agreement, we conducted a joint research program with Takeda to discover siRNA medicines for the treatment of NASH. The program involved development of siRNA compounds formulated in LUNAR lipid-mediated delivery technology for in vivo studies. On March 8, 2019, we entered into a subsequent research agreement with Takeda, which was subsequently amended on June 3, 2019. Under this amended agreement, Takeda received a non-exclusive, worldwide, sublicensable license to certain of our technology, including mRNA compounds formulated for LUNAR lipid-mediated delivery technology, for the purpose of conducting a joint research program on additional targets in in-vitro and in-vivo models of liver diseases.

On August 20, 2021, we received notice from Providence Therapeutics, Inc. to terminate the Amended and Restated Joint Venture, Research Collaboration and License Agreement, dated as of July 15, 2018. No termination penalties were incurred by Providence or Arcturus in connection therewith.

Other Material Agreements

Alexion License Agreement

On February 17, 2021, we entered into an exclusive license agreement with Alexion Pharmaceuticals, Inc. (“Alexion”) pursuant to which Alexion granted to Arcturus Therapeutics, Inc. an exclusive, worldwide license to exploit certain specified Alexion patents. In accordance with the terms of the license agreement, and in exchange for the license, we issued shares of our common stock to Alexion. The per share price was determined based on the volume weighted average closing price of our common stock on The NASDAQ Global Market for the thirty trading days ending on February 17, 2021.

Israel Supply Agreement

On August 17, 2020, our wholly owned subsidiary entered into a definitive Supply Agreement (the “Supply Agreement”) with the Israeli MOH which provides for the supply of LUNAR-COV19 to the MOH. The MOH has elected to reserve an initial 500,000 doses of LUNAR-COV19 vaccinations. On October 14, 2020, we received a non-refundable first reserve payment from the MOH. This first reserve payment is associated with a specified clinical trial milestone and was provided after a data review process during which the MOH had access to material preclinical and clinical data for our LUNAR-COV19 vaccine candidate.

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

Our Patent Portfolio

As of February 22, 2022, we own over 253 patents and pending patent applications including 38 U.S. patents, 33 pending U.S. patent applications, 12 pending international applications under Patent Cooperation Treaty (“PCT”), 82 foreign patents and 88 pending foreign patent applications. The claims of these patents and pending applications include compositions of matter, methods of use, manufacturing process and drug product formulations. These claims cover the use of our core platform technologies including the use of LUNAR and lipid components to deliver nucleic acids, the use of UNA oligomers for therapeutics and reagents, the use of LNA oligomers for therapeutics, specific nucleic acid modalities for treating disease, as well as our proprietary technology regarding the design, manufacture, and purification of nucleic acids for use in therapy. Claims also cover the composition of matter, formulation, and use of our therapeutic candidates to prevent and/or treat target diseases including OTC deficiency, CF, HBV, and COVID-19. Our issued patents are expected to expire between 2028 and 2042, without taking into account any possible patent term extensions.

Our patent portfolio includes the following patents and pending patent applications for LUNAR, UNA and the use of LNA in certain RNA medicines:

•

LUNAR – As of February 28, 2022, we own 18 U.S. patents, 8 U.S. pending patent applications, 1 international patent application (“PCT”), 18 foreign granted patents, and 33 foreign pending patent applications covering the composition of matter, manufacture of lipid nanoparticles (including lyophilization), and use of our LUNAR technology for nucleic acid delivery and drug delivery.

•	UNA, mRNA and LNA – As of February 28, 2022, we own 19 U.S. patents, 10 U.S. pending patent applications, 3 PCT applications, 63 foreign patents and 26 foreign pending patent applications covering methods and uses of LNA, UNA oligomer and mRNA therapeutics, and compositions of UNA oligomers or mRNA to treat specific target diseases.

•

STARR – In 2019, we began to develop our STARR platform which combines our proprietary LUNAR delivery systems with technologies that enable self-transcribing and self-amplifying RNA. As noted above, our robust LUNAR portfolio of over 60 patents and patent applications, provides protection for delivery vehicles that can enable specific and effective delivery of STARR drug substances. In particular, we own two pending U.S. nonprovisional patent applications and one pending PCT application directed to the manufacture of compositions that can comprise STARR RNA in a lipid delivery vehicle. In addition, we have begun to develop our STARR patent portfolio, and as of February 28, 2022, we own one pending U.S. provisional patent application, one pending U.S. nonprovisional application, and one pending PCT application directed to specially designed RNA constructs, specific nucleotide and amino acid sequences, and lipid formulations comprising the same under the STARR technology. We anticipate that further patents will be filed as we continue to innovate with respect to our STARR platform and that current applications covering these developments in our STARR platform, if granted, will last until 2041, not including any patent term extensions.

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

Product Approval and Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Any product candidate that we develop must be authorized or approved by the FDA before it may be legally marketed in the United States and by the appropriate foreign regulatory agency before it may be legally marketed in foreign countries.

U.S. Drug Development Process

In the United States, the development, manufacturing, and marketing of human drugs and vaccines are subject to extensive regulation. The FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”) and implementing regulations, and biological products, including vaccines, under provisions of the FDCA and the Public Health Service Act (“PHSA”). Drugs and vaccines are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, debarment, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

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

•	submission to the FDA of a new drug application (“NDA”) or biologics license application (“BLA”) for a new drug or biologics;

•

satisfactory completion of FDA inspections of the manufacturing facility or facilities where the drug is produced to ensure compliance with the FDA’s current good manufacturing practice standards (“cGMP”), to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA or BLA; and

•	FDA review and approval of the NDA or BLA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical study stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and pharmacological activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA imposes a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance.

Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trial.

Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s direct control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with the FDA’s regulations comprising the good clinical practices requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board (“IRB”) at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and provides oversight for the clinical trial until completed.

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

The NDA or BLA review and approval process is lengthy and difficult and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA or BLA. The complete response letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either submit new information, addressing all of the deficiencies identified in the letter, or withdraw the application.

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

Emergency Use Authorization (“EUA”)

The Commissioner of the FDA, under delegated authority from the Secretary of the U.S. Department of Health and Human Services (“DHHS”) may, under certain circumstances, issue an authorization in the form of an EUA that would permit, for the duration of the declaration by the DHHS described below or until revocation of the EUA,  the distribution and use of a drug or biological product that is not approved or licensed. Before an EUA may be issued, the Secretary must make a declaration that circumstances exist to justify the authorization based on one of the following grounds:

•

a determination by the Secretary of the Department of Homeland Security that there is a domestic emergency, or a significant potential for a domestic emergency, involving a heightened risk of attack with a biological, chemical, radiological, or nuclear agent or agents;

•

a determination by the Secretary of the Department of Defense that there is a military emergency, or a significant potential for a military emergency, involving a heightened risk to U.S. military forces of attack with a specified biological, chemical, radiological, or nuclear agent or agents or other agent or agents that may cause, or are otherwise associated with, an imminently life-threatening and specific risk to U.S. military forces;

•

a determination by the Secretary of the DHHS that there is a public health emergency, or significant potential for such, that affects, or has the significant potential to affect, national security or the health and security of U.S. citizens living abroad, and that involves a biological, chemical, radiological, or nuclear agent or agents, or a disease or condition that may be attributable to such agent or agent; or

•

the identification of a material threat pursuant to Section 319F-2 of the Public Health Service Act, authorizing the creation of the Strategic National Stockpile and security countermeasure procurements, sufficient to affect the national security or the health and security of United States citizens living abroad.

In order to be the subject of an EUA, the FDA Commissioner must conclude that, based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating or preventing a disease attributable to the agents described above, that the product’s potential benefits outweigh its potential risks and that there is no adequate approved alternative to the product. The FDA has issued EUAs to companies for products intended for the prevention and treatment of COVID-19. The FDA expects EUA holders to work toward submission of an NDA, BLA, or other applicable approval.

In addition to the United States, other countries such as UK and Vietnam have a similar mechanism to facilitate the availability and use of medical countermeasures, including vaccines, during public health emergencies.

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

Manufacturers of our product candidates are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Following approval, the FDA continues to monitor vaccine quality through real-time monitoring of lots by requiring manufacturers to submit certain information for each vaccine lot. Vaccine manufacturers may only distribute a lot following release by the FDA. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process require notice to or prior approval from the FDA before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

Vaccine Franchise

LUNAR-COV19 Vaccines (ARCT-021, ARCT-154, ARCT-165)

Our vaccine franchise is based on our self-amplifying and self-replicating STARR® technology platform and our lipid nanoparticle delivery platform called LUNAR®. This franchise has advanced into late stage clinical development including ARCT-154 in Phase 3 clinical development and ARCT-165 and ARCT-021 in phase 2 clinical development. We consider the following companies with approved or late stage clinical development vaccines as some of our competitors or future competitors to Arcturus’ COVID-19 vaccine franchise: Pfizer, BioNTech, Moderna, Janssen, AstraZeneca, Novavax, Sinovac and the Russian Gamaleya National Research Centre for Epidemiology and Microbiology. Dozens of other companies are also developing COVID-19 vaccines. These companies generally use conventional mRNA (not self-amplifying) and egg-based vaccine technology as the basis for their COVID-19 vaccines, and we are not aware of any saRNA COVID-19 pipeline that has advanced in clinical studies as far as ours.

LUNAR-FLU Vaccine

We consider the following companies as some of the competitors or future competitors to LUNAR-Flu: Pfizer, BioNTech, Moderna, Sanofi, and Seqirus. The flu industry is shifting to using mRNA based platforms in addition to traditional (egg-based) technologies.

Liver Franchise ARCT-810 (LUNAR-OTC)

Our liver franchise has advanced into mid-stage clinical development with ARCT-810 in phase 2 clincial development. Potential competitors include, but are not limited to, Ultragenyx which is advancing a gene therapy program for OTC in clinical development.

Lung Franchise: ARCT-032 (LUNAR-CF)

The lead candidate of our lung franchise is ARCT-032, which is an mRNA therapeutic candidate for cystic fibrosis  based on our proprietary drug substance mRNA technology platform and our LUNAR lipid nanoparticle delivery platform.

We are aware of product candidates of the following companies that we consider as competitors or future competitors to ARCT-032: Translate Bio, Eloxx Pharmaceuticals, Recode, 4DMT and Splisense.

Employees

As of December 31, 2021, we had 177 employees, all of which were full-time. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

The coronavirus pandemic has caused interruptions and delays of our business plan for the past two years and may continue to have a significant adverse effect on our business.

We expect that we will need to raise additional capital, which may not be available on acceptable terms, or at all.

The clinical studies involving our initial COVID-19 vaccine candidate, ARCT-021, have concluded dosing and we might not proceed with further development of ARCT-021. If we cannot quickly develop and achieve approval of a COVID-19 vaccine candidate, we may be unable to effectively market and sell a COVID-19 vaccine.

Even if we successfully develop a COVID-19 vaccine, we may not be able to sell it profitably, or it may not be accepted in the market.

Our next generation COVID-19 vaccine candidate, ARCT-154, does not have marketing approval and may never achieve marketing approval. Regulators may refuse to approve ARCT-154 as a booster shot because we have not yet received approval for ARCT-154 as a primary vaccination series for COVID-19.

There is significant competition in the development of a vaccine against COVID-19, some competitors’ vaccines are already widely accepted in the market, and many of our competitors have substantially greater financial, scientific and other resources than we have.

If we are unable to generate successful results from preclinical and clinical studies of our product candidates, or experience significant delays in doing so, our business may be materially harmed..

Our platform focuses on nucleic acid technology, and mRNA drug products in particular, which are relatively new and any adverse results from nucleic acid or mRNA technologies in the industry could significantly impact our ability to develop and commercialize marketable products..

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

We may find it difficult to identify and enroll patients in our clinical studies, and the limited number of patients who have the diseases for which certain of our product candidates are being studied  could delay or prevent clinical studies of certain of our product candidates.

If any of our product candidates cause undesirable side effects or have other properties impacting safety, their regulatory approval could be prevented, delayed or limited.

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

Manufacturing issues may arise that could increase product and regulatory approval costs or delay or hinder commercialization.

If our alliance partners do not perform in accordance with the terms of our agreements, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The commercial success of our product candidates will depend upon the acceptance of these product candidates by the medical community, including physicians, patients and healthcare payors.

If we are unable to establish cost-effective sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues.

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If our strategic alliances are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and generate revenues.

If the outside contractors we rely on to conduct some aspects of our compound formulation, research and studies do not perform satisfactorily and meet deadlines, development of our product candidates could be delayed or precluded.

If the contract manufacturers we rely on to produce the supply of our preclinical and clinical product candidates, including materials for the manufacture of our product candidates, do not timely deliver adequate quantities of quality materials, development and commercialization of our product candidates would be hindered.

Any disruption in the supply chain of raw materials for, or in the manufacturing capacity and timing for the manufacture of drug substance or drug product for, our product candidates may cause a delay in developing and commercializing these product candidates and limit the revenues that we could generate.

If the contract research organizations and clinical trial sites we rely on to conduct, supervise and monitor our clinical trials perform in an unsatisfactory manner, it may harm our business.

If we are unable to obtain or protect intellectual property rights related to our future products and product candidates, we may not be able to compete effectively in our markets.

Claims that we infringe the intellectual property rights of others, especially in the crowded and competitive field of mRNA patents, may prevent or delay our development and commercialization efforts.

If we fail to obtain licenses to necessary intellectual property or do not comply with our obligations in license agreements, we could lose important rights.

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

We are a global clinical-stage messenger RNA medicines company with a limited operating history. Since inception, our operations have been primarily limited to acquiring and licensing intellectual property rights, developing our product platform, undertaking basic research and conducting studies for our initial product development programs. We have not yet obtained regulatory approval for any product candidates. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, is difficult and may not be accurate.

We have incurred losses in each year since our inception. Our net losses were $203.7 million and $72.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $347.5 million.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and development of our product candidates, both independently and under our strategic alliance agreements;

•	seek to identify additional targets and product candidates;

•	acquire or in-license other products and technologies;

•	advance product candidates into and through clinical trials;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, regulatory, research, executive and administrative personnel; and

•	create additional infrastructure to support our operations and our product development and planned future commercialization efforts.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic alliance partners, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize our product candidates. Our ability to generate revenues from product sales depends heavily on our success in:

•	completing our research and development of product candidates;

•	initiating and completing clinical trials for product candidates with favorable results;

•	seeking, obtaining, and maintaining marketing approvals for product candidates that successfully complete clinical trials;

•	establishing and maintaining supply and manufacturing relationships with capable parties;

•

launching and commercializing product candidates for which we may obtain marketing approval, with an alliance partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

•	maintaining, protecting and expanding our intellectual property portfolio; and

•	attracting, hiring and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict reliably the timing or amount of increased expenses and when we will be able to achieve or maintain profitability, if ever. In addition, our expenses could increase beyond expectations if we are required by the FDA, or other foreign regulatory agencies to perform studies and trials in addition to those that we currently anticipate.

Even if one or more of the product candidates that we independently develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

The coronavirus pandemic has caused interruptions and delays of our business plan for the past two years and may continue to have a significant adverse effect on our business.

In December 2019, a strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. This pandemic has adversely affected our operations in many ways, including:

•	delayed enrollment and difficulty retaining patients in clinical trials;

•	shortages, delays and higher prices for clinical supply materials and other resources used in our business;

•	suspensions and delays in completion of clinical trials;

•	diverted resources and priorities at hospitals and clinics in areas where we are conducting trials;

•	disruption in supply chain, including difficulties in procuring materials and components for our clinical trials;

•	limited availability and losses of key management, scientific and technical personnel; and

•	slower expected development timelines for our product candidates.

The extent to which the pandemic will continue to adversely affect our business and the global economy and its full impact will depend on future developments, which are highly uncertain and cannot be reliably predicted.

We expect that we will need to raise additional capital, which may not be available on acceptable terms, or at all.

Developing pharmaceutical products, including conducting studies and clinical trials, is extremely expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates towards and through clinical trials. We may need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all. As of December 31, 2021, we had unrestricted cash and cash equivalents of $370.5 million, which we expect should be sufficient to fund currently planned operations for at least one year. But if our plans change or we face unexpected circumstances, our capital resources may be depleted more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, regulatory or other difficulties. Additionally, our strategic alliance collaborators may elect not to pursue the development and commercialization of any of our product candidates that are subject to their respective strategic alliance agreements with us. Any of these events would increase our development costs more than we expect. In order to support our long-term plans, we will need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate preclinical or clinical trials for product candidates that are not currently subject to a collaboration. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

A significant portion of our current cash balance is expected to be utilized during 2022 to fund our continued preclinical and clinical development activities for our pipeline, including manufacturing activities to support such development activities and corresponding manufacturing activities and resources to preparing filings with regulatory authorities.

Any additional Phase 3 trial of our LUNAR-COV19 vaccine candidate, if any, may need to be primarily or exclusively funded through our cash reserves. If we achieve EUA approval to market our LUNAR-COV19 vaccine candidate, we will need to raise additional funds through equity transactions, additional debt or prepayments from potential customers, among other options, to fund commercialization of LUNAR-COV19.

Any additional fundraising efforts may divert our management from our day-to-day activities, which may delay and hinder our ability to develop and commercialize future product candidates. We may be unable to raise sufficient amounts of additional capital when needed and on acceptable terms, which could require us to:

•	significantly delay, scale back or discontinue the development or commercialization of any future product candidates;
•

seek strategic alliances for research and development programs or clinical trials at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves.

We are exposed to interest rate risk, including under our loan agreements.

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from our debt obligations, including the loan agreement entered into on October 12, 2018 by our wholly-owned subsidiary, Arcturus Therapeutics, Inc., with Western Alliance Bank (the “Western Loan Agreement”). The Western Loan Agreement bears a variable interest rate of 1.25% above the prime rate published by the western edition of the Wall Street Journal. As of December 31, 2021, we had $15.2 million outstanding under the Western Loan Agreement. If we were to experience a 10% adverse change in the prime rate referenced above, the annual effect such change would have on our statement of operations, based on the amount we had outstanding as of December 31, 2021, under the Western Loan Agreement, would be negligible.

Additionally, on November 7, 2020, we entered into a Manufacturing Support Agreement with the EDB. Pursuant to the Manufacturing Support Agreement, the Economic Development Board of the Republic of Singapore (the “EDB”) agreed to make a term loan (the “Singapore Loan”) of up to S$62.1 million, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (ARCT-021). The Singapore Loan accrues interest at a rate of 4.5% per annum calculated on a daily basis. We elected to borrow the full amount available under the Support Agreement of S$62.1 million, or US$46.6 million, as a result of applicable exchange rates, on January 29, 2021.

Our indebtedness could materially and adversely affect our business, financial condition and results of operations.

Agreements with our lenders, including with Western Alliance Bank, create several limitations on us, including but not limited to:

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;
•

placing us at a competitive disadvantage compared to our competitors who may have less debt or comparable debt at more favorable interest rates or less strict covenants and other limitations or requirements;

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

The Western Loan Agreement contains customary default clauses. In the event we were to default on our obligations under our debt and were unable to cure or obtain a waiver of such default, the repayment of our debt may be accelerated. If such acceleration were to occur, we would be required to promptly secure alternative sources of equity or debt financing to be able to repay the debt. Alternative financing may not be available on terms satisfactory to us, or at all. New debt financing may require the cooperation and agreement of our existing lenders. If acceptable alternative financing were unavailable, we would have to consider alternatives to fund the repayment of the debt, which could materially and adversely affect our business, financial condition and results of operations.

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF PRODUCT CANDIDATES

The clinical studies involving our initial COVID-19 vaccine candidate, ARCT-021, have concluded dosing and we might not proceed with further development of ARCT-021. If we cannot quickly develop and achieve approval of a COVID-19 vaccine candidate, we may be unable to effectively market and sell a COVID-19 vaccine.

The planned multinational Phase 3 vaccine trial against COVID-19 with a global entity, for which our initial COVID-19 vaccine candidate, ARCT-021, was selected, has taken longer than anticipated to proceed with ARCT-021 and might not ever proceed with ARCT-021. We have completed dosing in the studies involving ARCT-021 and do not have current plans to sponsor additional development studies of ARCT-021 unless and until the global entity determines to proceed with ARCT-021 in the multinational Phase 3 vaccine trial. We have developed next generation COVID-19 candidates, namely ARCT-154, that we have progressed further in clinical development, but advancing these next generation candidates has taken significant time and resources. Further, the existence of several other COVID-19 vaccines that have achieved approval and widespread global adoption makes it significantly more challenging for us to run clinical trials on, and to achieve marketing approvals (including emergency use authorizations) for, any of our COVID-19 vaccine candidates. Data from our ongoing Phase 1/2/3 clinical trials of ARCT-154 in Vietnam may not provide sufficient evidence to the Vietnamese regulatory authorities, the US FDA or regulatory authorities in other jurisdictions that it is sufficiently safe and effective to achieve any marketing approval (including any emergency use authorization) or to have a plausible clinical path to an approval.

Clinical trial results are inherently uncertain, and a significant portion of our potential success and business prospects currently depend on our COVID-19 vaccine program. If we cannot demonstrate sufficient safety and efficacy and complete these clinical trials on a timely basis, we likely will have missed a substantial market opportunity for COVID-19 vaccines, after dedicating significant efforts and financial resources to this program.

Even if we successfully develop a COVID-19 vaccine, we may not be able to sell it profitably.

If the prevalence of COVID-19 continues to decline and more people get vaccinated, the potential market opportunity is likely shrinking for any vaccine, including any booster we may be able to develop. As further COVID-19 vaccines are approved, production of existing COVID-19 vaccines improves and the COVID-19 impact transitions from pandemic to endemic stage, there may be downward pressure on prices. Although many developing countries have large populations for whom COVID-19 vaccines have not been available, it may not be easy or profitable to get vaccines to those populations. The price at which COVID-19 vaccines could be sold to developing countries is not likely to be as high as prices paid by wealthier countries eager to get vaccines when first available. Therefore, even if we can get through the extremely costly, long and risky process of developing and obtaining regulatory approval to market a vaccine, it may not be commercially successful. This failure could be due to reduced demand for COVID-19 vaccines, lower prices, distribution problems, competitors’ products or many other reasons. Our manufacturing process for our current COVID-19 vaccine candidates include a step for lyophilization to enhance the stability of the vaccine product. The additional step of lyophilization adds time and costs to the overall production output, which could adversely impact the production volumes and profitability of our COVID-19 vaccines if approval to market a vaccine is achieved.

Our next generation COVID-19 vaccine candidate, ARCT-154, does not have marketing approval and may never achieve marketing approval. Regulators may refuse to approve ARCT-154 as a booster shot because we have not yet received approval for ARCT-154 as a primary vaccination series for COVID-19.

In the coming months, we expect to receive important clinical data on ARCT-154, and the data may not support a regulatory approval (including emergency use authorization). Regulatory authorities, including the FDA, may deem the data we expect to collect from studies outside of the United States to be inadequate or unacceptable. Regulatory authorities, including the FDA, may also determine to foreclose or make more difficult a path to emergency use authorization. If key regulatory authorities, such as the FDA, determine that our data is inadequate or unacceptable, or make the path to regulatory approval more difficult, we may not be able to achieve regulatory approval (including EUA) and any additional study may prove too costly for us to conduct without a strategic partner

Though we have exciting preliminary clinical data on ARCT-154 as a booster series, we do not have approval for ARCT-154 (or any vaccine candidate) as a primary vaccination series anywhere in the world. We have completed EUA submission in Vietnam for ARCT-154 on the primary vaccination series. But we cannot provide any assurance that the Vietnam Ministry of Health will approve the EUA, or that any other country will provide an EUA or other approval on the primary vaccination series. We are not aware of the FDA authorizing use of any COVID-19 vaccine or any other vaccine as  a booster shot unless the FDA has previously authorized that vaccine to be used as a primary vaccine series. We cannot provide any assurance that the FDA would be willing in the future to approve a COVID-19 vaccine as a booster shot without prior approval as a primary vaccine series. The FDA and regulators in other jurisdictions may still refuse to approve ARCT-154 or any other vaccine as a booster even if our COVID-19 vaccine candidate demonstrates safety and efficacy. In such event, we will not be able to sell a COVID-19 vaccine and our financial condition could be substantially harmed.

Even if one of our vaccine candidates is approved for sale, it may not be accepted in the market, despite limitations on the effectiveness of some approved vaccines.

Notwithstanding the ongoing rollout of vaccines, it will still take a substantial amount of time to produce, distribute and administer the vaccines worldwide and, as a result, to achieve broad protection of the global population. It is also still unclear if the vaccines will enable adequate long-term protection, as (i) many vaccinated individuals have become ill due to “breakthrough infections” and have transmitted the virus to many others, (ii) there are millions of individuals who refuse to be vaccinated or who cannot be vaccinated due to pre-existing conditions, (iii) it is unclear how long the vaccine protection will last, and (iv) genetic mutations or variants of the virus already have had, and are expected to continue to have, an adverse impact on the efficacy of available vaccines. If we cannot develop and commercialize a vaccine that adequately addresses some of these shortcomings of vaccines currently on the market, we cannot expect to have commercial success.

There is significant competition in the development of a vaccine against COVID-19, some competitors’ vaccines are already widely accepted in the market, and many of our competitors have substantially greater financial, scientific and other resources than we have.

A large number of biopharmaceutical companies, academic institutions and other organizations currently have programs to develop COVID-19 vaccine candidates and many are further along in development of their vaccine candidates. Pfizer, Moderna and Johnson & Johnson have received full approvals or emergency use authorization from the FDA and many other health regulatory authorities throughout the world, and other biopharmaceutical companies have received approvals or authorizations from many health regulatory authorities other than the FDA, for their COVID-19 vaccines and have already commercialized them on a large scale and have vaccinated billions of people around the world.

Despite funding provided to us to date, we are already at a significant competitive disadvantage to those companies with vaccines on the market, as well as many other competitors pursuing vaccine candidates. Many other competitors have significantly greater product candidate development, manufacturing and marketing resources than we do. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. Our business could be further materially and adversely affected by our competitors commercialization of their vaccines before we complete development and seek approval for our vaccine candidate; if they develop and commercialize one or more COVID-19 vaccines that are safer, more effective against multiple variants, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any vaccine candidate that we may develop. Furthermore, if any competitors are successful in producing a more efficacious vaccine or other treatment for COVID-19, or if any competitors are able to manufacture and distribute any such vaccines or treatments with greater efficiency, there may be a diversion of potential governmental and other funding away from us and toward such other parties.

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

Our platform focuses on nucleic acid technology, and mRNA drug products in particular, which are relatively new and any adverse results from nucleic acid or mRNA technologies in the industry could significantly impact our ability to develop and commercialize marketable products.

We have concentrated our therapeutic product research and development efforts on nucleic acid technology, and mRNA in particular, and our future success depends on the successful development and acceptance of this technology for drug products. The development and commercialization of drug products based on nucleic acid technologies, including mRNA, are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. If nucleic acid or mRNA approaches to drug products encounter setbacks based on the safety, efficacy, distribution, costs or other factors, it will significantly hurt our prospects and the value of our common stock.

Our focus on nucleic acid technology for developing drugs as opposed to more proven technologies for drug development increases the risks associated with the ownership of our common stock. If we are not successful in developing any product candidates using nucleic acid technology, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and implement successfully an alternative product development strategy.

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
•

delays in submitting or acceptance of, an application for authorization to administer an investigational new drug product to humans through the submission or acceptance of an IND application to the FDA, or foreign regulatory authority;

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

Our product development costs will also increase if we experience delays in testing or marketing approvals. We face risks that clinical trials may not begin as planned, may need to be restructured or may not be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or could allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates. Any inability to timely and successfully complete preclinical and clinical development, whether independently or with our strategic alliance partners, could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties.

We may find it difficult to identify and enroll patients in our clinical studies, and the limited number of patients who have the diseases for which certain of our product candidates are being studied could delay or prevent clinical studies of certain of our product candidates.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical studies if we encounter difficulties in enrollment.

Because of the aggressive roll-out of COVID-19 vaccines, we have found it challenging to enroll sufficient subjects in our LUNAR-COV19 trials who have not otherwise received a vaccine. Additionally, competing COVID-19 vaccine clinical trials make it more difficult to enroll subjects in our LUNAR-COV19 trials. We may also find it more difficult to identify subjects willing to participate in our studies. The regulatory authorities of certain countries have restricted placebo-controlled trials in studies for COVID-19 vaccine candidates. Such restrictions may make it more difficult to seek approval to proceed with certain clinical trial designs, and for the ultimate likelihood of approval of such candidates.

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

If we are unable to promptly enroll an adequate number of patients in our studies for the foregoing or other reasons, the timeline for conducting studies and obtaining regulatory approval of potential products may be delayed, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates. Delays in achieving approval to conduct and in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly.

If any of our product candidates cause undesirable side effects or have other properties impacting safety, their regulatory approval could be prevented, delayed or limited.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is likely that there will be side effects associated with use of our product candidates. If results of our trials reveal a high and unacceptable severity and prevalence of side effects,  our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment, the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our reputation and financial condition.

Further, clinical trials by their nature test product candidates in only samples of the potential patient populations. With a limited number of patients and limited duration of exposure in such trials, rare and severe side effects of our product candidates may not be uncovered until a significantly larger number of patients are exposed to the product candidate.

If any of our product candidates receives marketing approval, and causes serious, unexpected, or undesired side effects, a number of potentially significant negative consequences could result after we begin commercialization, including:

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

The extent and timing of any product revenue is highly unpredictable because regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for many reasons including:

•	regulatory authorities disagreeing with the design or implementation of our clinical trials;
•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States, such as our phase 1/2/3 clinical trial of ARCT-154 currently being conducted in Vietnam;

•	unfavorable or unclear results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or foreign regulatory agencies for approval;
•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•

such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;

•	such authorities may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
•	such authorities may find deficiencies in the manufacturing processes or facilities of manufacturers with which we contract for clinical and commercial supplies; or
•	regulations or interpretations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval.

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

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The FDA may also require a risk evaluation and mitigation strategy as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Additionally, the manufacturing processes, packaging, distribution, adverse event reporting, labeling, advertising, promotion, and recordkeeping for the product will be subject to extensive and ongoing FDA regulatory requirements, in addition to other potentially applicable federal and state laws. These requirements include monitoring and reporting of adverse events and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, regulations. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we or our strategic partners fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory agency may:

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

As a result of our limited financial and human resources, we will have to make strategic decisions as to which targets and product candidates to pursue and may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, we have allocated significant resources to the testing and development of our LUNAR-COV19 and LUNAR-OTC vaccine candidates, but competitors Pfizer, Moderna and Johnson & Johnson have already received full approvals or emergency use authorization from the FDA for their COVID-19 vaccines, which have achieved regulatory approval and widespread global adoption. Although we are seeking to develop a next-generation COVID-19 vaccine candidate, our spending on research and development programs and product candidates for COVID-19 may prove to have been unwise. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed applicable insurance coverage we may have as well as our financial resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Manufacturing issues may arise that could increase product and regulatory approval costs or delay or hinder commercialization.

As we scale-up manufacturing of product candidates and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution in order to proceed with any clinical trials and obtain regulatory approval for commercial marketing. We may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical programs and regulatory approval, increases in our operating expenses, or failure to obtain or maintain approval for product candidates or any approved products. We have limited stability data on ARCT-154, and though we have more extensive stability data for ARCT-021 and believe that our LUNAR platform should persuade regulatory authorities to consider ARCT-021 stability data for ARCT-154, regulatory authorities may disagree and require additional data. We are performing long term stability studies on ARCT-154 and are continuing storage shipping validation studies and continuous process and quality verification programs, but we cannot be sure of the outcomes of such studies and programs. Poor results could impact the prospects, timing and cost of our programs. Furthermore, we are required by our contract manufacturers to make financial commitments in advance of the receipt of clinical data or feedback from regulatory authorities, which could result in significant financial obligations.

If our alliance partners do not perform in accordance with the terms of our agreements, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.

If our strategic alliance partners elect to further pursue the development and commercialization of any of the product candidates that are subject to our strategic alliance agreement, we will have limited influence and/or control over their approaches to development and commercialization. If strategic alliance partners do not perform in the manner that we expect or fail to fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such strategic alliance partners could be delayed or terminated. If we terminate any of our strategic alliances or any program thereunder, we may have the right to assume the responsibility at our own expense for the development of the applicable product candidates. Assuming sole responsibility for further development will increase our expenditures, and may mean we will need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such product candidates and our business could be materially and adversely affected.

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing, regulatory and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, drug products that are more effective or less costly than any product candidate that we may develop.

The commercial success of our product candidates will depend upon the acceptance of these product candidates by the medical community, including physicians, patients and healthcare payors.

The degree of market acceptance of any product candidates will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;
•	the relative convenience, ease of administration and acceptance by physicians, patients and healthcare payors;
•	the prevalence and severity of any adverse events;
•	limitations or warnings contained in the FDA-approved label for such products;
•	availability of alternative treatments;
•	pricing and cost-effectiveness;
•	the effectiveness of our, or any of our collaborators’, sales and marketing strategies;
•	our ability to obtain hospital or payor formulary approval;
•	our ability to obtain and maintain sufficient coverage from healthcare payors and adequate reimbursement; and
•	the willingness of patients to pay out-of-pocket in the absence or inadequacy of coverage by healthcare payors.

Unless other formulations are developed in the future, we expect our compounds to be formulated in an injectable form. Injectable medications may be disfavored by patients or their physicians in the event drugs which are easy to administer, such as oral medications, are available. If any of our products is approved, but does not achieve an adequate level of acceptance by physicians, patients and healthcare payors, we may not generate sufficient revenues from such product and we may not become or remain profitable. Such increased competition may decrease any future potential revenue for future product candidates due to increasing pressure for lower pricing and higher discounts in the commercialization of our product.

If we are unable to establish cost-effective sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues.

In order to market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with outside parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on a strategic alliance partner for sales and marketing. In addition, we intend to enter into strategic alliances with other parties to commercialize other product candidates, if approved, including in markets outside of the United States or for other large markets that are beyond our resources. Although we intend to establish a sales organization if we are able to obtain approval to market any product candidates for niche markets in the United States, we will also consider the option to enter into strategic alliances for future product candidates in the United States if commercialization requirements exceed our available resources. This will reduce the potential profit generated from the sales of these products.

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

If coverage and adequate reimbursement is not available for any of our future products, it would be difficult for us to sell that product profitably.

Market acceptance and sales of any product candidates that we develop will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers, government payors and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that coverage and adequate reimbursement will be available for any future product candidates. In the United States, the Centers for Medicare &

Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates. Inadequate reimbursement amounts could substantially reduce the demand for, or the price of, our future products. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize product candidates that we develop and that may be approved. Thus, even if we succeed in bringing a product to market, it may not be considered medically necessary or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis.

In addition, we cannot be certain if and when we will obtain formulary approval to allow us to sell any products into our target markets. Obtaining formulary approval from hospitals and from pharmacy benefits payors can be an expensive and time-consuming process. Failure to obtain timely formulary approval will limit our commercial success.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for drug products, following approval. The availability of numerous generic treatments may also substantially reduce the likelihood of reimbursement for our future products. We expect to experience pricing pressures in connection with the sale of any products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, and prescription drugs in particular, has and is expected to continue to increase in the future. For instance, government and private payors who reimburse patients or healthcare providers are increasingly seeking greater upfront discounts, additional rebates and other concessions to reduce prices for pharmaceutical products. If we fail to successfully secure and maintain sufficient reimbursement coverage for our future products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our future products and our business will be harmed.

In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. If any country that has price controls or reimbursement limitations for pharmaceutical products does not allow favorable reimbursement and pricing arrangements for any of our products, our sales and profits from that product could be severely limited. Historically, products launched in the EU do not follow price structures of the U.S. and generally tend to be priced significantly lower

RISKS RELATED TO OUR RELIANCE ON OUTSIDE PARTIES

If our strategic alliances are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and generate revenues.

We depend on alliance partners for financial and scientific resources for the clinical development, manufacture and commercialization of certain of our nucleic acid product candidates. These alliances will likely provide us with limited control over the course of development of a nucleic acid product candidate, especially once a candidate has reached the stage of clinical development. Our ability to ultimately recognize revenue from our strategic relationships will depend upon the ability and willingness of our alliance partners to successfully meet their respective responsibilities under our agreements with them.

Our ability to recognize revenues from strategic alliances may be impaired by several factors, including:

•

an alliance partner may shift its priorities and resources away from our programs due to a change in its  business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;

•	an alliance partner may cease development in therapeutic areas which are the subject of our strategic alliances;
•	an alliance partner may change the success criteria for a particular program or potential product candidate thereby delaying or ceasing development of such program or candidate;
•

a significant delay in initiation of certain development activities by an alliance partner will also delay payment to us of milestones tied to such activities, thereby impacting our ability to fund our own activities;

•	an alliance partner could develop a product that competes, either directly or indirectly, with our product candidate;
•	an alliance partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;
•	an alliance partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;
•	an alliance partner may exercise its rights under the agreement to terminate a strategic alliance;
•

a dispute may arise between us and an alliance partner concerning the research, development or commercialization of a program or product candidate resulting in a delay in payments of milestones or royalties, or the termination of a program, and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and

•

an alliance partner may use our proprietary information or intellectual property in such a way as to invite litigation from a third party or fail to maintain or prosecute intellectual property rights such that our rights in such property are jeopardized.

If any of our alliance partners do not elect to pursue the development and commercialization of our nucleic acid development candidates or if they terminate the strategic alliance, then, depending on the event:

•	development of product candidates subject to our alliances may be terminated or significantly delayed;
•

our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate limited resources to the development and commercialization of product candidates that were previously funded, or expected to be funded, by our alliance partners;

•

we would bear all of the risks and costs related to the further development and commercialization of product candidates that were previously the subject of our strategic alliance, including the reimbursement of third parties; and

•

in order to fund further development and commercialization, we may need to seek out and establish alternative strategic alliances with other parties; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs, increase our expenditures, or seek additional funding by other means.

Any of these events would have a material adverse effect on our results of operations and financial condition.

If the outside contractors we rely on to conduct some aspects of our compound formulation, research and studies do not perform satisfactorily and meet deadlines, development of our product candidates could be delayed or precluded.

We do not independently conduct all aspects of our drug discovery activities, compound formulation research or preclinical and clinical studies of product candidates. We currently rely and expect to continue to rely on outside contractors to conduct some aspects of our preclinical and clinical studies and formulation development, but we remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols for the trial.

If these outside parties terminate their engagements with us or do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated

study plans and protocols, we will not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us or our strategic alliance partners to select viable product candidates for IND submissions and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates.

If the contract manufacturers we rely on to produce the supply of our preclinical and clinical product candidates, including materials for the manufacture of our product candidates do not timely deliver adequate quantities of quality materials, development and commercialization of our product candidates would be hindered.

We rely on outside contractors to produce the supply of our preclinical and clinical product candidates, and we intend to rely on outside contractors to produce future clinical supplies of product candidates and commercial supplies of any approved product candidates. Reliance on outside suppliers and manufacturers entails risks, some of which we would not be subject to if we manufactured the product candidates ourselves, including:

•	the inability to meet any product specifications and quality requirements consistently;
•	a delay or inability to procure or expand sufficient manufacturing capacity;
•	manufacturing and product quality issues related to scale-up of manufacturing;
•	costs and validation of new equipment and facilities required for scale-up;
•	a failure to comply with cGMP and similar foreign standards;
•	the inability to negotiate manufacturing or supply agreements with outside parties on commercially reasonable terms;
•	termination or nonrenewal of manufacturing agreements with outside parties in a manner or at a time that is costly or damaging to us;
•

the reliance on a limited number of sources, and in some cases, single sources for raw materials, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell future product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

•	the lack of qualified backup suppliers for any raw materials that are currently purchased from a single source supplier;
•	operations of our contract manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;
•	carrier disruptions or increased costs that are beyond our control; and
•	the failure to deliver products under specified storage conditions and in a timely manner.

Any of these events could lead to clinical study delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future products, if approved. Some of these events could be the basis for detrimental FDA action, including injunction, product recall or seizure, or total or partial suspension of production.

Any disruption in the supply chain of raw materials for, or in the manufacturing capacity and timing for the manufacture of drug substance or drug product for,  our product candidates may cause a delay in developing and commercializing these product candidates and limit the revenues that we could generate.

We have established manufacturing relationships with a limited number of suppliers to supply raw materials used to create our product candidates and with a limited number of contract manufacturers to manufacture drug substance and drug product. The availability of continued supply and manufacturing capacity from our current vendors, and the availability of additional suppliers and manufacturers, is limited. We have experienced some supplier shortages and delivery delays since the COVID-19 pandemic began in early 2020. If our vendors fail to supply materials or to manufacture substances or products in the required quantities on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement vendors in a timely manner at a substantially equivalent cost, our clinical trials may be delayed and our commercialization prospects could be materially diminished.

Prior to marketing approval for any of our product candidates, a manufacturer and its processes are required to be qualified by the FDA. If supply from the approved manufacturer is interrupted, there could be a significant disruption in our sales of any product. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

In addition, if our alliance partners elect to pursue the development and commercialization of certain programs, we will lose control over the manufacturing of the product candidate subject to the agreement. Also, we will not be able to ensure that the product candidates will be manufactured under the correct conditions to permit the product candidates to be used in such clinical trials.

If the contract research organizations and clinical trial sites we rely on to conduct, supervise and monitor our clinical trials perform in an unsatisfactory manner, it may harm our business.

We and our strategic alliance partners rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. We and our strategic alliance partners have limited control or influence over their actual performance, but remain responsible for ensuring that clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards.

If we or our CROs fail to comply with applicable good clinical practices , the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable non-U.S. regulatory agency may require us to perform additional clinical trials before approving any marketing applications. In addition, our future clinical trials will require a sufficiently large number of test subjects to adequately evaluate the safety and effectiveness of a potential drug product. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process and increase our costs.

Our CROs are not our employees, and we are not be able to control whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could possibly harm our competitive position. If our future CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, the commercial prospects for such products and any product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We rely on other outside parties to store and distribute drug products for clinical trials. Any performance failure or delays by our distributors could delay clinical development, marketing approval or commercialization of our product candidates, resulting in additional losses and depriving us of potential product revenue.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to obtain or protect intellectual property rights related to our future products and product candidates, we may not be able to compete effectively in our markets.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to develop and manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of February 28, 2022, we own over 253 patents and pending patent applications including 38 U.S. patents, 33 pending U.S. patent applications, 12 pending international applications under Patent Cooperation Treaty (“PCT”), 82 foreign patents and 88 pending foreign patent applications. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be highly uncertain. The patent applications that we own or in-license may fail to result in patents with claims that cover our products or methods in the United States or in other countries.

Our patents could be prevented from issuing or be invalidated after issuance for many reasons, including:

•	relevant prior art relating to our patents and patent applications; or

•

Claims that others were first to file a patent application covering the same subject matter, which could require an interference proceeding to determine which applicant is entitled to a patent on that subject matter; or

•	third party challenges to their validity, enforceability or scope, which may result in patents being narrowed or invalidated.

If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue or are invalidated or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. For example, we have been subjected to re-examination of, or oppositions to, patents owned by or licensed to us. Although we believe these concluded proceedings did not result in a commercially relevant impact on the individual patents, future challenges  could deprive us of rights necessary for the successful commercialization of any product candidates that we or our strategic alliance partners may develop.

If we do not prevail in any challenge to our intellectual property rights, we could be required to cease using the related technology or to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license at all, or on commercially reasonable terms. Our defense of a patent or patent application in such a proceeding may not be successful and, even if successful, may result in substantial costs and distract our management and other employees. Even if our patent are issued and are not challenged or invalidated, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords is limited. Once the patent life has expired for a product, we may be open to competition from generic medications. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, including processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although each of our employees agrees to assign their inventions to us through an employee inventions agreement, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology are required to enter into confidentiality agreements, such agreements may not be effective in preventing our trade secrets and other confidential proprietary information from being disclosed or accessed by competitors. In addition, competitors and others may independently discover our trade secrets and proprietary information or independently develop substantially equivalent information and techniques. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.

Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business.

Claims that we infringe the intellectual property rights of others, especially in the crowded and competitive field of mRNA and delivery technology patents, may prevent or delay our development and commercialization efforts.

As the biotechnology and pharmaceutical industries expand and more patents are issued and as our activities expand, the risk increases that our product candidates and activities may be subject to claims of infringement of the patent rights of others. This risk is significantly heightened because of the many patents and other intellectual property rights in messenger RNA and delivery technology, which is being relied on by many companies, including us, developing mRNA-based vaccines.

Since the outbreak of the COVID-19 pandemic, many companies have devoted substantial effort to developing vaccines and therapeutics that use mRNA technology and have developed their own intellectual property rights, applied for patents, and licensed rights to patents held by other companies or research institutions. Some of these patents may have broad claims that cover our current or expected activities.

We are aware of patent challenging and enforcement activities in connection with technologies used in mRNA-based COVID-19 vaccines. The outcomes of such activities and the advancement of our programs could give rise to third party claims of infringement against us and our partners.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize a COVID-19 vaccine or one or more of our other product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee and financial resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay significant royalties, or try to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure, further delaying and commercialization and substantially reducing potential market revenue. Or, in order to continue development, manufacture or sale of a product, we may need to obtain a license from the owner of intellectual property, which may not be available on commercially reasonable terms or at all.

If we fail to obtain licenses to necessary intellectual property or do not comply with our obligations in license agreements, we could lose important rights.

We may need to obtain licenses from owners of intellectual property to advance our research or allow commercialization of our product candidates, and we have done so from time to time. If may fail to obtain any of these licenses at a reasonable cost and on reasonable terms, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during the course of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

If we are subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties, we could incur substantial expenses.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. We may not be successful in defending these claims, and if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND INDUSTRY

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2021, we had 177 employees. In the future we may expand our employee base to increase our managerial, scientific, operational, commercial, financial and other resources and we may hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure or give rise to operational mistakes, loss of business opportunities, loss of employees or reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We have recently experienced high turnover and if we cannot continue to attract, retain and motivate key executives and qualified scientists and other personnel, we will not be able to effectively operate our business.

We are highly dependent on principal members of our executive team, and any reduction or loss of their services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. During the COVID-19 pandemic over the past two years, we have experienced a high number of resignations, as well as our Chief Medical Officer stepping down recently to a part-time role. There was already a shortage of skilled executives as well as scientific and technical personnel in our industry prior to COVID-19, which was exacerbated by the pandemic and is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high, as we have recently seen. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in preclinical studies and clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit any executive or key employee or the loss of the services of any executive or key employee might impede the progress of our research, development and commercialization objectives.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Employee misconduct could have significant negative impacts on our business. Misconduct by employees could include intentional or nonintentional failures to comply with the regulations of the FDA and other regulators, to provide accurate information to the FDA and other regulators, to comply with healthcare fraud and abuse laws and regulations in the United States and abroad, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. Although we have adopted a code of conduct and procedures, we may not always be effective in identifying and deterring employee misconduct, controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, additional reporting requirements and/or oversight, particularly if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance, disgorgement, imprisonment, and contractual damages. Even if we are ultimately successful in defending any such action, we could be required to divert financial and managerial resources in doing so and adverse publicity could result, all of which could harm our business.

If we do not fully comply with applicable healthcare fraud and abuse laws, false claims laws and health information privacy and security laws, we could face criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

•

Federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act (“FCA”), which imposes criminal or civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment to the federal government, including Medicare or Medicaid, that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties in 2021 of  $11,803 to $23,607 per false claim or statement, which are adjusted for inflation.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations or laws that apply to us, we may be subject to substantial penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, additional reporting requirements and/or oversight, particularly if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates or products. For example, unanticipated adverse effects could result from the use of our future products or product candidates which may result in a potential product liability claim. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs due to related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	the inability to commercialize our product candidates; and
•	decreased demand for our products approved for commercial sale.

We have a limited amount of product liability insurance relating to the use of our therapeutics in  clinical trials. However, such insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to obtain or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in damage to our reputation and/or subject us to costs, fines or lawsuits.

Our business requires manipulating, analyzing and storing large amounts of data. In addition, we rely on a global enterprise software system to operate and manage our business. We also maintain personally identifiable information about our employees and participants in our clinical trials. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal research personnel is interrupted, our business could suffer. The integrity and protection of our employee and company data is critical to our business and our employees and participants in our clinical trials have a high expectation that we will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. Although our computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. In addition, any sustained disruption in internet access provided by other companies could harm our business.

Business interruptions could delay us in the process of developing our future products.

Our headquarters are located in San Diego, California. We are vulnerable to natural disasters such as earthquakes, mudslides, floods and wildfires, as well as other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

RISKS RELATED TO OUR COMMON STOCK

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, U.S. federal net operating losses (“NOLs”) incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses for United States federal income tax purposes, unused NOLs will carry forward to offset future taxable income (subject to any applicable limitations), if any. Under Sections 382 and 383 of the Internal Revenue Code, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be significantly limited. We believe we may have triggered an “ownership change” limitation; however, we have not completed a study in accordance with Sections 382 and 383 of the Code to determine whether this ownership change has occurred or what the possible effects of an ownership change would be on our ability to use NOLs. We may also experience ownership changes in the future as a result of subsequent shifts in our share ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Similar provisions of U.S. state tax law may also apply to limit our use of accumulated state tax attributes, including our state NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows.

We do not intend to pay dividends on our common stock so any returns to investors will be limited to the value of our shares.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.

GENERAL RISK FACTORS

The market price of our common stock has been, and is expected to continue to  be, highly volatile and investors may not be able to resell shares at or above the price at which they purchased the shares.

The trading price of our common stock is likely to continue to be volatile. Our share price could be subject to wide fluctuations in response to a variety of factors, including but not limited to the following factors:

•	adverse results or delays in preclinical studies or clinical trials;
•	inability to obtain additional funding;
•

any delay in filing an application for authorization to commence a clinical trial of, or for authorization or approval to market, any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;

•	failure to maintain our existing strategic alliances or enter into new alliances;
•	failure of our strategic alliance partners to elect to develop and commercialize product candidates under our alliance agreements or the termination of any programs under our alliance agreements;
•	failure by us or our licensors and strategic alliance partners to prosecute, maintain or enforce our intellectual property rights;
•	failure to successfully and timely develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our preclinical and clinical development activities, product candidates or future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic alliance partners or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or licensing matters;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our shareholders in the future; and
•	trading volume of our common stock.

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

Failure to comply with these requirements could subject us to enforcement actions by the SEC, divert management’s attention, damage our reputation, and adversely affect our business, results of operations, or financial condition. In particular, if our independent registered public accounting firm is not able to render the required unqualified attestation, it could result in a loss of investor confidence in the accuracy, reliability, and completeness of our financial reports. Our loss of “emerging growth company” status and our current status as a “large accelerated filer,” and compliance with these additional requirements will require management to expend additional time while also condensing the time frame available to comply with certain requirements, which can be expected to further increase our legal and financial compliance costs.

If we are subject to securities class action litigation, we would incur substantial costs and diversion of management’s attention.

We may be at risk of securities class action litigation. This risk is especially relevant for us due to our dependence on positive clinical trial outcomes and regulatory approvals of each of our product candidates. In the past, medicines, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials results and product approvals. If we face such litigation, it could result in substantial costs, divert management’s attention and resources, and have a very material adverse effect on our business, operating results and prospects.

Sales of a substantial number of shares of our common stock in the public market by our existing shareholders could cause our share price to fall.

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. In particular, the former shareholders, warrant holders and noteholders of Arcturus Therapeutics, Inc. received an aggregate of 6,631,712 of our common stock pursuant to the merger with Alcobra Ltd. in an unregistered transaction, which shares may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Those shareholders are eligible to sell those shares in the public market without restriction, except for shareholders who are deemed our “affiliates” under Rule 144 under the Securities Act. In addition, common stock that is either subject to outstanding options or reserved for future issuance under our employee benefit plans, may become eligible for sale in the public market to the extent permitted by vesting schedules and Rule 144 under the Securities Act. If common stock is sold, or if it is perceived that it will be sold, in the public market, that could cause the trading price to decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. Pursuant to our 2019 Omnibus Equity Incentive Plan, our management is authorized to grant options and other equity-based awards to our employees, directors and consultants. We may issue and sell additional shares of common stock, convertible securities or other equity securities in one or more capital-raising or other transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing shareholders. New investors could also be issued securities with rights superior to those of our existing shareholders.

We may be unable to comply with the applicable continued listing requirements of Nasdaq.

Our common stock is currently listed on Nasdaq. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. There can be no assurance that we will be able to comply with the applicable listing standards. For example, if we were to fail to meet the minimum bid price requirement for 30 consecutive business days, we could become subject to delisting. Although Nasdaq may provide us with a compliance period in which to regain compliance with the minimum bid price requirement, we may not be able to regain compliance within the period provided by Nasdaq. In order to regain compliance with such requirement, the closing bid price of our common stock would need to meet or exceed $1.00 per share for at least 10 consecutive business days during the compliance period. If we were not able to regain compliance within the allotted compliance period for this requirement or any other applicable listing standard, including any extensions that may be granted by Nasdaq, our common stock would be subject to delisting. In the event that our common stock is delisted from Nasdaq, liquidity will be reduced and the trading price of our common stock can be expected to decline immediately. If our common stock is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

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

On September 29, 2021, we entered into a lease agreement for office, research and development, engineering and laboratory space located at 10285 Science Center Drive, San Diego, California. The additional space of approximately 43,234 square feet is leased for a term of 10 years and 8 months. The leased premises will serve as an addition to Arcturus’ existing properties.

We believe that our properties are suitable for the conduct of our business.

Item 3. Legal Proceedings

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Common Stock

As of February 23, 2022, there were 14 holders of record of our common stock. As of such date, there were 26,375,002 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

None.

Issuer and Affiliated Purchaser – Purchases of Equity Securities

During the fiscal year 2018, we completed the sale of our intangible assets related to the ADAIR technology. Pursuant to the asset purchase agreement for ADAIR, we received a 30% ownership interest in the common stock of Vallon Pharmaceuticals, Inc. (“Vallon”) in consideration for the sale of the ADAIR technology. Vallon completed an initial public offering and began trading on The Nasdaq Capital Market under the ticker “VLON” in February 2021. After this offering and other previous stock issuances of Vallon, Arcturus owns 843,750 shares of Vallon’s total post-IPO 6,812,836 outstanding shares, or approximately 12%.

Item 6. Selected Financial Data

In accordance with Item 301 of Regulation S-K as amended effective February 10, 2021, we are omitting this disclosure.

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

Overview

Arcturus is a late-stage global clinical messenger RNA medicines company focused on the development of infectious disease vaccines and significant opportunities within liver and respiratory rare diseases. In addition to our messenger RNA platform, our proprietary lipid nanoparticle delivery system, LUNAR®, has the potential to enable multiple nucleic acid medicines, and our proprietary self-amplifying mRNA technology (Self-Transcribing and Replicating RNA, or STARR™, technology) has the potential to provide longer-lasting RNA and sustained protein expression.

We are leveraging our proprietary LUNAR platform and our nucleic acid technologies to develop and advance a pipeline of mRNA-based vaccines and therapeutics for infectious diseases and rare genetic disorders with significant unmet medical needs. Our key proprietary technology has the potential to address the major hurdles in RNA development, namely the effective and safe delivery of RNA therapeutics to disease-relevant target tissues. We believe the versatility of our platform to target multiple tissues, its compatibility with various nucleic acid therapeutics, and our expertise in developing scalable manufacturing processes puts us in a leading position to deliver on the next generation of nucleic acid medicines.

During 2021, together with Vinbiocare, we advanced ARCT-154, our investigational next generation, self-amplifying mRNA-based vaccine for COVID-19, into a Phase 1/2/3 study in Vietnam, which is being funded by Vinbiocare. With Vinbiocare, we completed submission of regulatory documents to the Ministry of Health in Vietnam with respect to application for an Emergency Use Authorization for ARCT-154 (LUNAR-COV19).

Our activities since inception have consisted principally of performing research and development activities, clinical research activities, general and administrative activities and raising capital to fund those efforts. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenues and profit from operations. As of December 31, 2021, we had an accumulated deficit of $347.5 million.

Liquidity and Capital Resources

Overview

Since our inception, we have funded our operations principally with proceeds from the sale of capital stock and revenues earned through collaborative agreements. At December 31, 2021, we had $370.5 million in unrestricted cash and cash equivalents.

Pursuant to the Third Amendment to the Loan and Security Agreement with Western Alliance Bank (the “Loan”), the Bank agreed to make a term loan to us on October 30, 2019, in the amount of $15.0 million (the “Term Loan”). The Term Loan bears interest at a floating rate ranging from 1.25% to 2.75% above the prime rate. The amendment further provides that the Term Loan has a maturity date of October 30, 2023. In October of 2021, we entered into a Fifth Amendment to Loan Agreement which provided for a six month extension to the interest only period which moves the first principal payment to May 1, 2022.

Grants from the Economic Development Board of the Republic of Singapore

On March 4, 2020, we were awarded a grant (“Grant 1”) from the Economic Development Board of the Republic of Singapore (the “EDB”) to support the co-development of a potential COVID-19 vaccine program with the Duke-NUS Medical School. The Grant provides for up to S$14.0 million (approximately US$10.0 million using the exchange rate at the time the grant contract was entered into) in grants to support the development of the vaccine. The Grant has been paid in full by the EDB as a result of the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The funds received have been recognized as contra research and development expense. The parties are in continued negotiations with respect to amendments of Grant 1. Currently, we are liable for certain expenses during the program and are also subject to certain conditions including the requirement to pay an agreed upon royalty rate to Duke-NUS on future net sales of the LUNAR-COV19 vaccine candidate developed with Duke-NUS in markets or jurisdictions outside of Singapore.

On October 2, 2020, we were awarded another grant (“Grant 2”) from the Singapore EDB to support the clinical development of a potential COVID-19 vaccine (ARCT-021). The grant provides for up to S$9.3 million (approximately US$6.7 million) to support the clinical development of the vaccine candidate for costs incurred in Singapore subject to certain conditions. The grant is paid in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate. We received the first installment of $3.6 million in the fourth quarter of 2020. A portion of the funds received were recognized as contra research and development expense as costs were incurred during the fourth quarter of 2020. As costs were incurred during fiscal year 2021, we recognized the remaining amount of the first installment as contra expense for Grant 2. The parties are in continued negotiations with respect to amendments of Grant 2 that could include initiation of a clinical trial for a variant COVID-19 vaccine.

Manufacturing Support Agreement

On November 7, 2020, we entered into a Manufacturing Support Agreement (the “Support Agreement”) with the EDB. Pursuant to the Support Agreement, the EDB agreed to make a term loan (the “Singapore Loan”) of S$62.1 million, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (ARCT-021). The EDB has agreed to an extension of the reconciliation period to March 31, 2022 with unused funds as of such date to be subsequently returned within thirty days, subject to any further agreed upon extension of the reconciliation date. The parties are in continued negotiations with respect to amendments of the Singapore Loan terms. Under current terms, (i) we are to provide a quarterly reconciliation report within forty-five days of each financial quarter end, (ii) we will provide a projection of expenditures through March 31, 2022 followed by an audited statement of actual expenditures through March 31, 2022 by June 30, 2022, (iii) we are to provide EDB with a right of first refusal on GMP manufacturing slots of the LUNAR-COV19 vaccine candidate up to an agreed-upon maximum amount, (iv) and the obligation to repay the Singapore Loan will be secured by an interest in the raw materials and manufacturing equipment purchased by us with the funds from the Singapore Loan in form and substance satisfactory to the EDB in its sole discretion. We elected to borrow the full amount available under the Support Agreement of S$62.1 million ($46.6 million) on January 29, 2021. As of December 31, 2021, we have reported a portion of the Singapore Loan as current to reflect a potential payment in fiscal year 2022. As of December 31, 2021, we reported a portion of the Singapore Loan as current to reflect a potential principal repayment of approximately 20.9 million Singapore dollars (US $15.2 million) in fiscal year 2022 based on amounts not used toward the manufacture of ARCT-021.

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

Vinbiocare Agreement

On August 2, 2021, we announced an agreement with Vinbiocare, a member of Vingroup Joint Stock Company, to establish a manufacturing facility in Vietnam for the manufacture of our investigational COVID-19 vaccine program, for sale and use within Vietnam. In addition, Vinbiocare agreed to execute a phase 1/2/3 study in Vietnam.

Under the terms of the arrangement, Vinbiocare is building out a manufacturing facility in Vietnam, and we have provided to Vinbiocare access to proprietary technologies and processes for the manufacture of our investigational COVID-19 vaccine candidate. We also provided Vinbiocare with an exclusive license to manufacture the vaccines in Vietnam at the facility solely for distribution in Vietnam. The license and technology transfer applies toward drug product manufacturing but not toward mRNA drug substance manufacturing. Vinbiocare made an upfront payment of $40 million and is responsible for costs associated with the technology transfer. Vinbiocare will also pay for mRNA drug substance supplied by us and royalties on vaccines produced at the manufacturing facility.

General Financial Resources

A significant portion of our current cash balance of $370.5 million is expected to be utilized during fiscal year 2022 to fund (i) further progress of our COVID and FLU vaccine programs, (ii) the continued Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (iii) advances to our LUNAR-CF program toward submission of a CTA during the second half of 2022 and (iv) continued expansion of our platform and other general administrative activities.

We expect to receive in the near term significant data from studies of our COVID 19 vaccine and regulatory guidance which will determine our course of action with respect to the development and commercialization of our vaccine candidate. Commercialization of ARCT-154 will require significant additional funds. We are considering additional partnering opportunities to assist in these efforts. We cannot be certain that we will identify a partner or enter into an acceptable arrangement. We will continue to evaluate our business opportunities in a surgical manner to maximize our ability to develop approved products while making most efficient use of our available resources.

We entered into binding agreements with third party contract manufacturing organizations with upfront financial commitments of not less than $13 million.

Our future capital requirements are difficult to forecast and will depend on many factors that are out of our control. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain additional needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing shareholders.

We expect to continue to incur additional losses for the foreseeable future, and we will need to raise additional debt or equity financing or enter into additional partnerships to fund development. Our ability to transition to profitability is dependent on identifying and developing successful mRNA drug and vaccine candidates. If we are not able to achieve planned milestones, incur costs in excess of our forecasts, or do not meet covenant requirements of our debt, we will need to reduce discretionary spending, discontinue the development of some or all of our programs, which will delay part of our development programs, all of which will have a material adverse effect on our ability to achieve our intended business objectives.

The following table shows a summary of our cash flows for the year ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash provided by (used in):
Operating activities	$(135,043)	$(42,861)	$(6,445)
Investing activities	(3,406)	(1,742)	(818)
Financing activities	48,016	436,145	41,907
Net increase (decrease) in cash and restricted cash	$(90,433)	$391,542	$34,644

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

Net cash used in operating activities was $135.0 million on a net loss of $203.7 million for 2021, $42.9 million on a net loss of $72.1 million for 2020 and $6.4 million on a net loss of $26.0 million for 2019. Adjustments for non-cash charges which includes share-based compensation expense and depreciation and amortization were $37.4 million for 2021, $8.1 million for 2020 and $3.6 million for 2019. Changes in working capital resulted in adjustments to operating net cash inflows of $31.2 million for 2021, $21.2 million for 2020 and $16.0 million for 2019. The significant adjustments to operating net cash inflows for 2021 were primarily due to the agreement with Vinbiocare signed in the third quarter of 2021 along with increased accrued liabilities from LUNAR-COV19 and LUNAR-OTC (ARCT-810) clinical trial activities, which expenses were incurred as discussed below. Adjustments to operating net cash inflows for 2020 were primarily due to the supply agreement with Israeli MOH signed in the third quarter of 2020 along with increased accounts payable and accrued liabilities from LUNAR-COV19  and LUNAR-OTC (ARCT-810) clinical trial activities. Lastly, adjustments to operating net cash inflows for 2019 were primarily due to the third amendment to the collaboration agreement with Ultragenyx during the second quarter of 2019 along with increased accounts payable and accrued liabilities from LUNAR-OTC (ARCT-810).

Investing Activities

Net cash used in investing activities of $3.4 million for 2021, $1.7 million for 2020 and $0.8 million for 2019 reflected the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities of $48.0 million for 2021 consisted of net proceeds from the Singapore Loan of $46.6 million, proceeds from the exercise of stock options of $0.9 million and proceeds from the issuance of common stock related to our employee stock purchase plan of $0.5 million. Net cash provided by financing activities of $436.1 million for 2020 consisted of net proceeds from the issuance of common stock in three underwritten public offerings totaling $423.8 million, net proceeds of $9.6 million from the issuance of common stock to Ultragenyx upon the exercise of its option and proceeds from the exercise of stock options of $2.7 million. Net cash provided by financing activities of $41.9 million for 2019 consisted of net proceeds from the issuance of common stock of $15.5 million to Ultragenyx, net proceeds from the issuance of common stock of $21.3 million related to public offerings, net proceeds from long-term debt of $4.9 million, and proceeds from the exercise of stock options of $0.1 million.

Funding Requirements

We anticipate that we will continue to generate annual net losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin commercialization of our products. As a result, we will require additional capital to fund our operations in order to support our long-term plans. We believe that our current cash position will be sufficient to meet our anticipated cash requirements through at least the next twelve months, assuming, among other things, no significant unforeseen expenses, continued funding from partners at anticipated levels and our payment obligations continuing to follow the current maturity schedule under our long-term credit facility referenced in Note 7 to our consolidated financial statements in this Annual Report. We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Our future funding requirements are difficult to forecast and will depend on many factors, including the following:

•	the development of our LUNAR-COV19 and LUNAR-FLU vaccine candidates;
•	the achievement of milestones under our strategic alliance agreements;
•	maintaining and/or expanding our manufacturing network and capabilities;
•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;
•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	the cost and timing of hiring new employees to support our continued growth;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the costs and timing of procuring clinical and commercial supplies of our product candidates;
•	the costs and timing of establishing sales, marketing and distribution capabilities;
•	the costs associated with legal proceedings;
•	the costs associated with potential litigation related to collaboration agreements; and
•	the extent to which we acquire or invest in businesses, products or technologies.

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

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Revenue	$12,359	$9,539	$20,789

Revenue increased by $2.8 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in revenue primarily relates to $4.4 million of increased revenue related to the agreement with Vinbiocare executed in the third quarter of 2021. The overall increase in revenue was primarily offset by a decrease in revenue of $1.6 million from our existing collaboration partners.

Revenue decreased by $11.3 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in revenue primarily relates to (i) $5.6 million of decreased revenue from reduced reimbursements associated with the CureVac co-development agreement that terminated in the second quarter of 2019, (ii) a decrease in one-time sublicense revenue from Synthetic Genomics as we recognized sublicense revenue of $3.3 million during the second quarter of 2019, (iii) a reduction of $1.9 million in revenue recognized related to the Ultragenyx Agreement, as we recorded a large amount of upfront payment amortization upon the execution of the Ultragenyx Third Amendment during the second quarter of 2019 and also recognized fewer research and development expense reimbursements related to the Ultragenyx Agreement during 2020, and (iv) lower research and development expense reimbursements recognized in 2020 related to other collaboration agreements, including with Providence Therapeutics and Takeda. The decrease in revenue was partially offset by increased revenue recognition related to the Janssen agreement and other collaboration agreements.

Operating Expenses

Our operating expenses consist of research and development and general and administrative expenses.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Operating expenses:
Research and development, net	$173,760	$57,846	$33,640
General and administrative	41,451	23,217	12,662
Total	$215,211	$81,063	$46,302

The following table presents our total research and development expenses by category:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
External pipeline development expenses:
LUNAR-COV19, net	$100,626	$20,896	$—
LUNAR-CF (ARCT-032), net	4,761	4,405	813
LUNAR-OTC (ARCT-810)	7,296	13,008	15,616
Discovery technologies	20,279	1,748	3,937
External platform development expenses:
Partnered discovery technologies	812	1,515	1,894
Total development expenses	$133,774	$41,572	$22,260
Personnel related expenses	$34,861	$12,824	$9,005
Facilities and equipment expenses	5,125	3,450	2,375
Total research and development expenses, net	$173,760	$57,846	$33,640

Research and Development Expenses, net

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses and laboratory supplies related to conducting research and development activities. Costs to acquire and manufacture pre-launch inventory, mRNA supply for preclinical studies and clinical trials are recognized and included in external pipeline development expenses for the specific program.

LUNAR-COV19 expenses increased by $79.7 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. Expenses incurred were partially offset with funds awarded by the Singapore

EDB. The LUNAR-COV19 program did not commence until late in the first quarter of 2020 and is now in late-stage clinical trials.

LUNAR-CF expenses were $4.8 million in the year ended December 31, 2021, $4.4 million in the year ended December 31, 2020 and $0.8 million in the year ended December 31, 2019. Expenses incurred were partially offset with funds awarded by the CFF. The increase in LUNAR-CF expenses was due primarily to increased research and development cost incurred in association with the amendment to the CFF Agreement executed in July 2019, and we expect that our development efforts and associated costs will increase over the next several years as the LUNAR-CF program moves toward expected CTA submission in the second half of 2022.

LUNAR-OTC expenses were $7.3 million for the year ended December 31, 2021, $13.0 million for the year ended December 31, 2020 and $15.6 million for the year ended December 31, 2019. The decreases for each year are related to slower than expected recruiting for the ARCT-810 clinical trial caused in part by the ongoing Covid environment.

Discovery technologies represents our efforts to expand our product pipeline and are expected to increase in the near future. Discovery technology expenses were $20.3 million in the year ended December 31, 2021, $1.7 million in the year ended December 31, 2020 and $3.9 million in the year ended December 31, 2019. The increase in 2021 when compared to 2020 is primarily due to increased investment in new capabilities. Further, in the first quarter of 2021, we acquired an exclusive license from Alexion Pharmaceuticals to certain intellectual property for approximately $5.0 million of our common stock, which we expensed in 2021. The decrease in discovery technology expenses from 2019 to 2020 was due to focusing our efforts on the advancement of our LUNAR-OTC and LUNAR-COV19 programs.

Partnered discovery technologies expenses were $0.8 million in the year ended December 31, 2021, $1.5 million in the year ended December 31, 2020 and $1.9 million in the year ended December 31, 2019. The decreases in partnered discovery technologies expenses from 2020 to 2021 and 2019 to 2020 were primarily caused by decreased activity in rare disease targets and a greater focus on vaccine technology. We expect partnered discovery technologies expenses to fluctuate based on the needs of our collaboration partners.

Personnel related expenses, net of funds received from CFF and the Singapore EDB, were $34.9 million in the year ended December 31, 2021, $12.8 million in the year ended December 31, 2020 and $9.0 million in the year ended December 31, 2019. The increases were associated with increased headcount costs necessary to advance our external pipeline, platform and clinical trial efforts as well as increased share-based compensation expense.

Facilities and equipment expenses were $5.1 million in the year ended December 31, 2021, $3.5 million in the year ended December 31, 2020 and $2.4 million in the year ended December 31, 2019. The increases resulted primarily from higher rent and related costs associated with an additional lease that we entered into in February 2020. We expect that the facility and equipment expenses will increase in 2022 as we have added an additional facility in the second quarter of 2022 in order to support our research and development activities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses were $41.5 million in the year ended December 31, 2021, $23.2 million in the year ended December 31, 2020 and $12.7 million in the year ended December 31, 2019. The increases resulted primarily from personnel expense due to increased headcount and increased share-based compensation expense. We expect general and administrative expenses to increase in 2022 as we expand our headcount, facilities and professional services to execute our business plan.

Finance income (expense), net

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Finance income (expense), net:
Interest income	$753	$470	$408
Interest expense	(2,674)	(831)	(854)
Total	$(1,921)	$(361)	$(446)

Interest income is generated on cash and cash equivalents. The increases in interest income from 2020 to 2021 and from 2019 to 2020 resulted from increased interest on bank deposits due to higher cash balances, partially offset by lower interest rates earned.

Interest expense during the year ended December 31, 2021 was incurred in conjunction with our Loan and Security Agreement with Western Alliance Bank and the Singapore Loan. The increase in interest expense during 2021 as compared to the prior year period was primarily a result of additional accrued interest expense related to the Singapore Loan that was funded in January 2021. Interest expense was relatively flat for the year ended 2020 as compared to 2019 and was related to the Loan and Security Agreement with Western Alliance Bank.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). As such, we make certain estimates, judgments and assumptions that we believe are reasonable, based upon information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our results of operations and financial condition. We describe our significant accounting policies more fully in Note 2 to our consolidated financial statements for the year ended December 31, 2021. In the following paragraphs, we describe the specific risks associated with these critical accounting policies and we caution that future events may not reflect exactly as one may expect, and that best estimates may require adjustment.

The following are our significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition

Research and development revenue under collaborative agreements

We recognize research and development revenue from several collaboration agreements. Our collaboration agreements typically contain promised goods and services, including technology licenses or options to obtain technology licenses, research and development services, and manufacturing services. Upon entering into a collaboration agreement, we are required to make the following judgments:

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

The research and development revenue we recognize each period is comprised of several types of revenue, including amortization from upfront payments, milestone payments, option exclusivity fees and other services. Each of these types of revenue require us to make various judgments and estimates.

Amortization from Upfront Payments

For certain agreements, we recognize revenue from the amortization of upfront payments as we perform research and development, technology transfer and consulting services. We use an input method to estimate the amount of revenue to recognize each period. This method requires us to make estimates of the total costs we expect to incur in order to complete our promised research and development services or the total length of time it will take us to complete our promised research and development services. If we change our estimates, we may have to adjust our revenue.

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

Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these clinical trial activities to third parties. Third-party clinical trial expenses include investigator fees, site and patient costs, CRO costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as prepaid assets or accrued expenses. These third-party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. We make estimates of our accrued balances as of each balance sheet date based on facts and circumstances known to our internal personnel at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. Our historical clinical accrual estimates have not been materially different from our actual costs.

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

As of December 31, 2021, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcturus Therapeutics Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited Arcturus Therapeutics Holdings Inc. and its Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Arcturus Therapeutics Holdings Inc. and its Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders‘ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

February 28, 2022

Changes in Internal Control Over Financial Reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2021. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2021. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2021. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2021. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2021. Such information is incorporated herein by reference.

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

10.31	Employment Agreement, dated as of June 13, 2019, between the Company and Joseph Payne. Incorporated by reference to Exhibit 10.1 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942)

10.32	Employment Agreement, dated as of June 13, 2019, between the Company and Andy Sassine. Incorporated by reference to Exhibit 10.2 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942)

10.33	Employment Agreement, dated as of June 13, 2019, between the Company and Dr. Padmanabh Chivukula. Incorporated by reference to Exhibit 10.3 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942)

10.34	2021 Inducement Equity Incentive Plan. Incorporated by reference to Exhibit 4.1 to Form S-8 filed on October 20, 2021 (File No. 333-260391).

10.35

Fifth Amendment to Loan and Security Agreement, dated October 27, 2021, by and between Arcturus Therapeutics, Inc. and Western Alliance Bank. Incorporated by reference to Exhibit 10.34 to Form 10-Q filed on November 9, 2021 (File No. 001-38942).

10.36	Lease, by and between Arcturus Therapeutics, Inc. and TPSC IX, LLC, dated September 29, 2021. Incorporated by reference to Exhibit 10.35 to Form 10-Q filed on November 9, 2021 (File No. 001-38942).

Exhibit Number	Description

10.37

Third Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated February 25, 2021. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2020 (File No. 001-38942).

10.38

Technology License and Technical Support Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiotech Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

10.39

Framework Drug Substance Supply Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiotech Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

10.40	Arcturus Therapeutics Holdings Inc. Severance Policy for Executives. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021 (File No. 001-38942).

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Annual Report).

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3*	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

Exhibit Number	Description
†	Management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: February 28, 2022	By:	/s/ Joseph E. Payne
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

Name	Title	Date

/s/ Joseph E. Payne	President, Chief Executive Officer and Director	February 28, 2022
Joseph E. Payne	(principal executive officer)

/s/ Dr. Peter Farrell	Chairman of the Board	February 28, 2022
Dr. Peter Farrell

/s/ Andrew Sassine	Director and Chief Financial Officer	February 28, 2022
Andrew Sassine	(principal financial officer)

/s/ Dr. Magda Marquet	Director	February 28, 2022
Dr. Magda Marquet

/s/ James Barlow	Director	February 28, 2022
James Barlow

/s/ Edward Holmes	Director	February 28, 2022
Edward Holmes

/s/ Jing Marantz	Director	February 28, 2022
Jing Marantz

/s/ Keith C. Kummerfeld	Vice President of Finance and Corporate Controller	February 28, 2022
Keith C. Kummerfeld	(principal accounting officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcturus Therapeutics Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcturus Therapeutics Holdings Inc. and its Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

At December 31, 2021, the Company incurred $173.8 million for research and development expenses and accrued $8.7 million for clinical trial expenses. As described in Note 2 to the consolidated financial statements, the Company records accruals for estimated costs of research and development activities, including contract services for clinical trials and related clinical manufacturing costs in connection with early discovery efforts. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with Clinical Research Organizations (“CROs”) and clinical trial sites. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

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

To test the Company’s accrued research and development expenses, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We attended internal clinical trial and project status meetings with accounting and clinical project managers to inspect the status of significant research and development activities. To assess the appropriate measurement of accrued research and development costs, our audit procedures included, among others, obtaining and inspecting significant agreements and agreement amendments, evaluating the Company’s documentation of trial timelines, confirming amounts incurred to-date with third-party service providers, and testing a sample of transactions and comparing the costs against related invoices and contracts. We also tested a sample of subsequent payments to evaluate the completeness of the accrued expenses and compared the results to the current year accrual.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 2018.

San Diego, California

February 28, 2022

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value information)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$370,492	$462,895
Accounts receivable	3,367	2,125
Prepaid expenses and other current assets	5,102	2,769
Total current assets	378,961	467,789
Property and equipment, net	5,643	3,378
Operating lease right-of-use asset, net	5,618	5,182
Equity-method investment	515	—
Non-current restricted cash	2,077	107
Total assets	$392,814	$476,456
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,058	$10,774
Accrued liabilities	23,523	19,389
Current portion of long-term debt	22,474	1,250
Deferred revenue	43,482	18,108
Total current liabilities	99,537	49,521
Deferred revenue, net of current portion	19,931	12,512
Long-term debt, net of current portion	40,633	13,845
Operating lease liability, net of current portion	4,502	4,025
Total liabilities	164,603	79,903
Stockholders’ equity:
Common stock: $0.001 par value; 60,000 shares authorized; 26,372 shares issued and outstanding at December 31, 2021 and 26,192 shares issued and outstanding at December 31, 2020	26	26
Additional paid-in capital	575,675	540,343
Accumulated deficit	(347,490)	(143,816)
Total stockholders’ equity	228,211	396,553
Total liabilities and stockholders’ equity	$392,814	$476,456

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$12,359	$9,539	$20,789
Operating expenses:
Research and development, net	173,760	57,846	33,640
General and administrative	41,451	23,217	12,662
Total operating expenses	215,211	81,063	46,302
Loss from operations	(202,852)	(71,524)	(25,513)
Gain (loss) from equity-method investment	515	(263)	(32)
Foreign currency transaction gain	584	—	—
Finance expense, net	(1,921)	(361)	(446)
Net loss	(203,674)	(72,148)	(25,991)
Net loss per share, basic and diluted	$(7.74)	$(3.55)	$(2.15)
Weighted-average shares outstanding, basic and diluted	26,317	20,305	12,069
Comprehensive loss:
Net loss	$(203,674)	$(72,148)	$(25,991)
Comprehensive loss	$(203,674)	$(72,148)	$(25,991)

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2018	10,762	$214	$58,302	$(44,874)	$13,642
Net loss	—	—	—	(25,991)	(25,991)
Share-based compensation	—	—	1,982	—	1,982
Redomiciliation share exchange	(43)	(203)	203	—	—
Issuance of common stock to Ultragenyx, net of issuance costs	2,400	2	15,543	—	15,545
Issuance of common stock, net of issuance costs	1,995	2	21,276	—	21,278
Issuance of common stock upon exercise of stock options	24	—	139	—	139
Effect of adoption of ASU 2014-09	—	—	—	(803)	(803)
BALANCE – December 31, 2019	15,138	$15	$97,445	$(71,668)	$25,792
Net loss	—	—	—	(72,148)	(72,148)
Share-based compensation	—	—	6,764	—	6,764
Issuance of common stock to Ultragenyx on option exercise	600	1	9,599	—	9,600
Issuance of common stock, net of issuance costs	10,059	10	423,809	—	423,819
Issuance of common stock upon exercise of stock options	395	—	2,726	—	2,726
BALANCE – December 31, 2020	26,192	$26	$540,343	$(143,816)	$396,553
Net loss	—	—	—	(203,674)	(203,674)
Share-based compensation	—	—	28,915	—	28,915
Issuance of common stock related to acquired in-process research and development	75	—	5,000	—	5,000
Issuance of common stock upon exercise of stock options	92	—	902	—	902
Issuance of common stock under equity plans	13	—	515	—	515
BALANCE – December 31, 2021	26,372	$26	$575,675	$(347,490)	$228,211

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net loss	$(203,674)	$(72,148)	$(25,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,193	882	684
Share-based compensation expense	28,915	6,764	1,982
Acquired in-process research and development expense	5,000	—	—
(Gain) loss from equity-method investment	(515)	263	25
Foreign currency transaction gain	(577)	—	—
Other non-cash expenses	3,382	162	873
Changes in operating assets and liabilities:
Accounts receivable	(1,242)	54	2,302
Prepaid expenses and other assets	(2,333)	(2,011)	(120)
Accounts payable	(769)	4,812	3,155
Accrued liabilities	2,783	11,320	1,675
Deferred revenue	32,794	7,041	8,970
Net cash used in operating activities	(135,043)	(42,861)	(6,445)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,406)	(1,742)	(818)
Net cash used in investing activities	(3,406)	(1,742)	(818)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of lender fees	46,599	—	4,945
Proceeds from exercise of stock options	902	2,726	139
Proceeds from issuance of common stock under equity plans	515	—	—
Proceeds from exercise of stock option by Ultragenyx and issuance of common stock and option, net of issuance costs, to Ultragenyx	—	9,600	15,545
Proceeds from issuance of common stock, net of issuance costs	—	423,819	21,278
Net cash provided by financing activities	48,016	436,145	41,907
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(90,433)	391,542	34,644
Cash, cash equivalents and restricted cash at beginning of year	463,002	71,460	36,816
Cash, cash equivalents and restricted cash at end of year	$372,569	$463,002	$71,460

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$684	$751	$691
Non-cash investing activities
Right-of-use asset obtained in exchange for lease liabilities	$1,828	$1,360	$5,868
Acquisition of in-process research and development through issuance of common stock	$5,000	$—	$—
Purchase of property and equipment in accounts payable	$53	$169	$240

The accompanying notes are an integral part of these consolidated financial statements.

Arcturus Therapeutics Holdings Inc. And its Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company”) is a late-stage global clinical messenger RNA medicines company focused on the development of infectious disease vaccines and significant opportunities within liver and respiratory rare diseases. The Company became a clinical stage company during 2020 when it announced that its Investigational New Drug (“IND”) application for ornithine transcarbamylase (“OTC”) deficiency and its Clinical Trial Application (“CTA”) candidate LUNAR-COV19 were approved by applicable health authorities.

The financial statements for periods prior to June 17, 2019, the effective date of the Redomiciliation, relate to Arcturus Therapeutics Ltd. and for the periods from and after June 17, 2019 relate to Arcturus Therapeutics Holdings Inc.

Recent Developments

See “Note 3 Revenue – Vinbiocare” for further information on the agreements with Vinbiocare, a member of Vingroup Joint Stock Company (“Vinbiocare”), whereby the Company will provide technical expertise and support services to Vinbiocare to assist in the build out of a manufacturing facility in Vietnam.

Liquidity

The Company has incurred significant operating losses since its inception. As of December 31, 2021 and 2020, the Company had an accumulated deficit of $347.5 million and $143.8 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through the year ended December 31, 2021, the Company has funded its operations principally with the proceeds from the sale of capital stock and funds received from collaboration agreements. During fiscal year 2021, the Company received a term loan of $46.6 million from Economic Development Board of the Republic of Singapore as well as an upfront payment of $40.0 million from Vinbiocare to assist with funding a phase 3 clinical trial in Vietnam. Through underwritten public offerings, the Company raised net proceeds of $423.8 million during fiscal year 2020, after deducting underwriting discounts, commissions, and offering expenses. At December 31, 2021, the Company’s balance of cash and cash equivalents, including restricted cash, was $372.6 million.

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

Restricted cash

Restricted cash represents cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord for the Company’s offices. At December 31, 2021 and 2020, the Company had restricted cash of $2.1 million and $0.1 million in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term.

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

Accounts Receivable

Accounts receivable are recorded at the net invoice value and are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reserves for specific receivables if collectability is no longer reasonably assured. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns, and individual customer circumstances. The Company reevaluates such reserves on a regular basis and adjusts its reserves as needed. Once a

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

receivable is deemed to be uncollectible, such balance is charged against the reserve. No reserves have been recorded as of December 31, 2021 or 2020.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions in instruments with short maturities.

There were two customers that comprised 100% of the total accounts receivable balance at December 31, 2021 and one customer that comprised 100% of the total accounts receivable balance at December 31, 2020.

For the year ended December 31, 2021, the Company’s top four customers collectively represented 99% of the Company’s total revenue. For the year ended December 31, 2020, there were four customers that collectively represented 94% of the Company’s total revenue.

Joint Ventures, Equity Method Investments and Variable Interest Entities

Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. Equity method investment activity is related to a 49% joint venture with Axcelead, Inc. (see the following paragraph for further details) and a 12% ownership in Vallon Pharmaceuticals, Inc. (see “Note 12, Related Party Transactions” for further details). The Company’s share of the investees results is presented as either income or loss from equity method investees in the accompanying consolidated statements of operations and comprehensive loss.

In April 2021, Arcturus and Axcelead, Inc., a company existing under the laws of Japan (“Axcelead”), formed a joint venture entity, named Arcalis, Inc. (“JV Entity”), which operates as a corporation under the laws of Japan. Axcelead is an integrated drug discovery solutions provider to the pharmaceutical industry in Japan. On July 1, 2017, Axcelead became the successor to a portion of the drug discovery research department of Takeda Pharmaceutical Company Limited. The goal of the JV Entity is to be a contract development and manufacturing organization focused on mRNA manufacturing that would provide manufacturing services to the Company and also to third parties. The joint venture includes a shareholders agreement setting forth initial funding of the JV Entity and rights of the shareholders, including certain approval rights of Arcturus. As part of the joint venture, the Company entered into a License and Technology Transfer Agreement with the JV Entity, pursuant to which Arcturus grants to JV Entity a nonexclusive license to certain intellectual property for use at the JV Entity’s facilities, and obligates Arcturus to conduct certain technology transfer activities.

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

The equity method of accounting is applicable for the JV Entity as the Company does not own more than 50% of voting power, but has influence over the operation and financial policies of the investee. The Company accounts for its investment in the JV Entity using the equity method of accounting as specified in ASC 323, Investments — Equity Method and Joint Ventures. Under ASC 323, equity method investments are recorded initially at cost. The Company’s initial investment in the JV Entity totaled $9.2 million. However, the JV Entity paid the Company back the initial investment of $9.2 million as an upfront fee/consideration for the License and Technology Transfer Agreement. In substance, there was no cash consideration paid by the Company for its 49% equity interest in the JV Entity.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized using the straight-line method over the respective useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Long-lived assets, including property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The determinants used for this evaluation include management’s estimate of an asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objectives. The Company did not recognize any impairment losses for the years ended December 31, 2021, 2020 and 2019.

Comprehensive Income/Loss

Comprehensive income/loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. There was no other comprehensive loss in the years ended December 31, 2021, 2020 or 2019. There was no income tax effect related to unrealized losses for the years ended December 31, 2021, 2020 or 2019.

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

The terms of the Company’s revenue agreements include license fees, upfront payments, milestone payments, reimbursement for research and development activities, option exercise fees, consulting and related technology transfer fees and royalties on sales of commercialized products. Arrangements that include upfront payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs obligations under these arrangements. The event-based milestone payments represent variable consideration, and the Company uses the most likely amount method to estimate this variable consideration because the Company will either receive the milestone payment or will not, which makes the potential milestone payment a binary event. The most likely amount method requires the Company to determine the likelihood of earning the milestone payment. Given the high degree of uncertainty around achievement of these milestones, the Company determines the milestone amounts to be fully constrained and does not recognize revenue until the uncertainty associated with these payments is resolved. The Company will recognize revenue from sales-based royalty payments when or as the sales occur. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

A performance obligation is a promise in a contract to transfer a distinct good or service to the collaborative partner and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied.

See “Note 3, Revenue” for specific details surrounding the Company’s arrangements.

Leases

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

Share-Based Compensation

The Company recognizes share-based compensation for equity awards granted to employees, consultants, officers and directors as an expense on the statements of operations and comprehensive loss. Share-based compensation is recognized over the requisite service period of the individual awards using the straight-line attribution method, which generally equals the vesting period. Employees and officers’ stock options have a ten-year life and generally vest 25% on the first anniversary of the grant and in 1/36th equal installments on each monthly anniversary thereafter, such that options are fully vested on the four-year anniversary of the date of grant. The exercisability and vesting periods of options granted to consultants and directors vary.

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

Pre-Launch Inventory

Prior to obtaining initial regulatory approval for an investigational product candidate, the Company expenses costs relating to production of inventory as research and development expense in its consolidated statements of operations and comprehensive loss, in the period incurred. When the Company believes regulatory approval and subsequent commercialization of an investigational product candidate is probable, and the Company also expects future economic benefit from the sales of the investigational product candidate to be realized, it will then capitalize the costs of production as inventory.

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of such amounts shown in the consolidated statement of cash flows:

	As of December 31,
(in thousands)	2021	2020	2019
Cash and cash equivalents	$370,492	$462,895	$71,353
Non-current restricted cash	2,077	107	107
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$372,569	$463,002	$71,460

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

In December 2019, the FASB issued an ASU 2019-12 that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2021. The adoption of this standard did not have an impact on the Company’s Consolidated Financial Statements.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive shares of common stock for the years ended December 31, 2021, 2020 and 2019 are comprised of stock options.

No dividends were declared or paid during the reporting periods.

NOTE 3. Revenue

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

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

The following table presents changes during the year ended December 31, 2021 in the balances of contract assets, including receivables from collaborative partners, consulting and related technology transfer partners, and contract liabilities, including deferred revenue.

(in thousands)	Contract Assets
BALANCE - December 31, 2020	$2,125
Additions for revenue recognized from billings	35,152
Deductions for cash collections	(33,910)
BALANCE - December 31, 2021	$3,367

(in thousands)	Contract Liabilities
BALANCE - December 31, 2020	$30,620
Additions for advanced billings	45,152
Deductions for promised services provided in current period	(12,359)
BALANCE – December 31, 2021	$63,413

The following table summarizes the Company’s revenue for the periods indicated (in thousands). Approximately $5.0 million, $1.0 million and $7.0 million of total revenue represents revenue derived from foreign countries for the years ended December 31, 2021, 2020 and 2019, respectively.

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Vinbiocare	$4,364	$—	$—
Janssen	3,129	2,964	2,912
Ultragenyx	3,700	3,983	5,862
CureVac	1,019	1,006	6,611
SGI	—	256	3,518
Other	147	1,330	1,886
Total revenue	$12,359	$9,539	$20,789

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant revenue arrangements.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Vinbiocare

From June 11, 2021 through August 2, 2021, the Company entered into a series of agreements with Vinbiocare, a member of Vingroup Joint Stock Company (collectively the “Vinbiocare Agreement”), whereby the Company will provide technical expertise and support services to Vinbiocare to assist in the build out of a mRNA drug product manufacturing facility in Vietnam. Such expertise shall include a specified level of access to the Company’s personnel and drug substance necessary to validate the successful set up of the facility. Under the terms of the arrangements, the Company will also provide a specified number of doses of ARCT-154 for use by Vinbiocare in a phase 3 clinical study within Vietnam. The Company received an upfront payment in aggregate of $40.0 million and subsequent to achieving emergency use authorization, the Company will receive low single digit payments per dose for drug substance and related royalties.

In evaluating the Vinbiocare Agreement in accordance with Accounting Standards Codification (“ASC”) Topic 606, the Company concluded that Vinbiocare is a customer. The Company identified all promised goods/services within the Vinbiocare Agreement, and when combining certain promised goods/services, the Company concluded that there are four distinct performance obligations. The four performance obligations include (i) consulting to support the build out of the manufacturing facility and technical transfer, (ii) shipment of 80 grams of drug substance to validate the manufacturing facility, (iii) the sale of 2,500 vials of drug product to support the phase 3 clinical trial and (iv) consulting to support the phase 3 clinical trial and related regulatory filings. For each performance obligation, the Company estimated the standalone selling price based on cost plus margin for drug substance and drug product as well as estimated headcount and full-time equivalent (“FTE”) rates for consulting services to support the phase 3 clinical trial, the build out of the manufacturing facility and the technology transfer.

As of December 31, 2021, the transaction price consists of upfront consideration received and budgeted reimbursable out-of-pocket costs to support the build out of the manufacturing facility and technology transfer. The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price, the relative standalone selling price basis. The drug substance and drug product performance obligations are recognized at the point in time the goods are transferred. The consulting performance obligations are recognized over a period of time based on the percentage of services rendered, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the drug product is manufactured as they are constrained. The revenue recognized in 2021 relates to consulting to support the build out of the manufacturing facility and technical transfer, the sale of 2,500 vials of drug product to support the phase 3 clinical trial and consulting to support the phase 3 clinical trial.

Total deferred revenue as of December 31, 2021 for the Vinbiocare agreement was $37.2 million.

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

Janssen

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

In October 2017, the Company entered into a research collaboration and license agreement with Janssen (the “2017 Agreement”) to collaborate on developing candidates for treating HBV with RNA therapeutics. The 2017 Agreement allocated discovery, development, funding obligations, and ownership of related intellectual property among the Company and Janssen. The Company received an upfront payment of $7.7 million and may receive preclinical, development and sales milestone payments of up to $56.5 million, as well as royalty payments on any future licensed product sales. In October 2021, the LUNAR-HBV program reached an incremental milestone based on demonstration of in vivo efficacy and safety for which Janssen paid the Company $1.0 million. Janssen began reimbursing the Company for research costs during the first quarter of 2019 upon the completion of the first of three research periods. Janssen will pay royalties of a low to mid-single digit percentage of net sales of licensed products, subject to reduction on a country-by-country and licensed-product-by-licensed-product basis and subject to certain events, such as expiration of program patents.

As of December 31, 2021, the remaining transaction price consisting of upfront consideration received and budgeted reimbursable out-of-pocket costs, is expected to be recognized using an input method over the remaining research period of 12 months. None of the development and commercialization milestones were included in the transaction price as they are outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. The development milestone achieved in October 2021 was included in the transaction price during the fourth quarter of 2021. Any consideration related to sales-based royalties will be recognized when the related sales occur, provided that the reported sales are reliably measurable, and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price.

Total deferred revenue as of December 31, 2021 and 2020 for Janssen was $6.3 million and $5.9 million, respectively.

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

The current potential development, regulatory and commercial milestone payments for the existing development targets as of December 31, 2021 are $138.0 million. Ultragenyx will pay royalties as a single-digit percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term. As of December 31, 2021, Ultragenyx is working to identify and enroll patients in a Phase 1/2 study.

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

The consideration received from Ultragenyx as a result of Amendment 3 was equal to $30.0 million and was comprised of a $24.0 million common stock purchase and a $6.0 million upfront payment. Specifically for

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Amendment 3, management determined the transaction price to be $14.4 million. Management determined the fair value of the premium received by using the opening stock price subsequent to execution of Amendment 3 and applying a lack of marketability discount, as the shares received by Ultragenyx were initially restricted for up to two years. These restrictions have since expired.

As of December 31, 2021, the transaction price included the upfront consideration received, option payments, exclusivity extension payments and additional consideration received pursuant to Amendment 3. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that the consideration is outside the control of the Company and contingent upon success in future clinical trials, approval from the FDA and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Ultragenyx and therefore have also been excluded from the transaction price.

Amendment 3 was deemed a contract modification and accounted for as part of the original Ultragenyx Agreement. The transaction price is recognized to revenue on a straight-line basis using an input method over the 4-year reserve target exclusivity period. The reserve target exclusivity period represents the timing over which promised goods/services will be provided. Total deferred revenue at December 31, 2021 and December 31, 2020 from Ultragenyx was $5.5 million and $9.2 million, respectively.

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

Prior to expiration of the initial term of eight years (which was subsequently amended, as discussed below), the Development and Option Agreement also includes an option to extend the term on an annual basis for up to three years, subject to payment by CureVac to Arcturus of a non-refundable annual extension fee. The Development and Option Agreement includes potential milestone payments from CureVac to the Company for selected targets. The current potential milestone payments for the remaining targets as of December 31, 2021 are $14.0 million for rare disease targets and $23.0 million for non-rare disease targets. CureVac will pay royalties as a percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term in the low single-digit range. As of December 31, 2021, CureVac has not yet reached the clinical phase of the contract. Pursuant to a May 2018 amendment to the Development and Option Agreement (and as amended and restated on September 28, 2018), the Company increased the number of targets available to CureVac under the Development and Option Agreement and agreed upon the license forms to be executed upon selection of the targets by CureVac.

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

As of December 31, 2021, the transaction price included the upfront consideration received. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to CureVac and therefore have also been excluded from the transaction price. As of December 31, 2021, no adjustments were made to the transaction price.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

The upfront consideration of $5.0 million was recorded as deferred revenue in the Company’s balance sheet upon receipt and is currently being recognized as revenue on a straight-line basis using an input method over the remaining 19 month contractual term as of December 31, 2021. Total deferred revenue as of December 31, 2021 and December 31, 2020 for CureVac was $1.4 million and $2.3 million, respectively.

Other Agreements

  Subsequent to December 31, 2021, the Company entered into an agreement with a pharmaceutical company, whereby the pharmaceutical company agreed to fund up to $25 million for a clinical trial for a LUNAR-COV19 vaccine candidate as a booster.

Israeli Ministry of Health

On August 17, 2020, the Company entered into an agreement with the Israeli Ministry of Health (“MOH”) to supply the Company’s COVID-19 vaccine candidate to Israel (the “Israel Supply Agreement”) subject to certain conditions, including applicable regulatory approvals. In October 2020, and in association with the Israel Supply Agreement, the Company received a non-refundable payment of $12.5 million from the MOH which is included in deferred revenue as of December 31, 2021. This payment of $12.5 million is associated with a specified clinical trial milestone and serves as an initial reserve payment for a specified number of doses of the LUNAR-COV19 vaccine candidate pursuant to the Israel Supply Agreement. As a result of the making of this payment, the MOH became bound to purchase an initial quantity of 500,000 reserved vaccine doses, as set forth in and subject to the terms and conditions of the Israel Supply Agreement.

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

The carrying value of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities and the Singapore loan approximate their respective fair values due to their relative short maturities. The carrying amounts of long-term debt for the amount drawn on the Company’s debt facility approximates fair value as the interest rate is variable and reflects current market rates.

As of December 31, 2021 and 2020, all assets measured at fair value on a recurring basis consisted of cash equivalents, money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

NOTE 5. Balance Sheet Details

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Accrued compensation	$3,578	$2,097
Cystic Fibrosis Foundation liability	2,777	6,585
Singapore Economic Development Board liability	—	1,761
Current portion of operating lease liability	1,537	1,630
Clinical accruals	8,675	4,067
Other accrued research and development expenses	6,956	3,249
Total	$23,523	$19,389

NOTE 6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Research equipment	$6,735	$5,539
Computers and software	488	284
Office equipment and furniture	574	574
Leasehold improvements	44	44
Construction in progress	2,058	—
Total	$9,899	$6,441
Less accumulated depreciation and amortization	(4,256)	(3,063)
Property and equipment, net	$5,643	$3,378

Depreciation and amortization expense was $1.2 million , $0.9 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 7. Debt

Manufacturing Supply Agreement

On November 7, 2020, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc., entered into a Manufacturing Support Agreement (the “Support Agreement”) with the Economic Development Board of the Republic of Singapore (the “EDB”). Pursuant to the Support Agreement, the EDB agreed to make a term loan (the “Singapore Loan”) of S$62.1 million to the Company, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (ARCT-021). The EDB has agreed to an extension of the reconciliation period to March 31, 2022 with unused funds as of such date to be subsequently returned within thirty days, subject to any further agreed upon extension of the reconciliation date. The parties are in continued negotiations with respect to amendments of the Singapore Loan terms. Under current terms, (i) the Company will provide a quarterly reconciliation report within forty-five days of each financial quarter end, (ii) the Company will provide a projection of expenditures through March 31, 2022 followed by an audited statement of actual expenditures through March 31, 2022 by June 30, 2022, (iii) the Company will provide EDB with a right of first refusal on GMP manufacturing slots of the LUNAR-COV19 vaccine candidate up to an agreed-upon maximum amount, (iv) and the obligation to repay the Singapore Loan will be secured by an interest in the raw materials and manufacturing equipment purchased by the Company with the funds from the Singapore Loan in form and substance satisfactory to the EDB in its sole discretion. The Company elected to borrow the full amount available under the Support Agreement of S$62.1 million ($46.6 million) on January 29, 2021. As of December 31, 2021, the Company has reported a portion of the Singapore Loan as current to reflect a potential principal repayment of approximately 20.9 million Singapore dollars (US $15.2 million) in fiscal year 2022 based on amounts not used toward the manufacture of ARCT-021.

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

The Singapore Loan was initially recorded as long-term debt at $46.6 million, the amount of cash proceeds at the time the Company received the funding. As of December 31, 2021, the debt balance was adjusted to reflect the current exchange rate resulting in a debt balance of $46.0 million and a net foreign currency transaction gain of $0.6 million for the year ended December 31, 2021. The Company also recorded interest expense of $1.9 million for the year ended December 31, 2021. Lastly, the Company was in compliance with all covenants under the Singapore Loan and related commitments.

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

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Should an event of default occur, including the occurrence of a material adverse effect, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. As of December 31, 2021, the Company was in compliance with all covenants under the Loan Agreement.

Principal payments, including the final payment due at repayment, on the long-term debt are as follows:

Year Ending December 31,
2022	$6,666,667
2023	8,633,333
Total	$15,300,000

The Company recognized interest expense related to its long-term debt of $2.7 million, $0.9 million and $0.9 million during the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 8. Stockholders’ Equity

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

Net Loss per Share

Dilutive securities that were not included in the calculation of diluted net loss per share for the years ended December 31, 2021, 2020 and 2019 as they were anti-dilutive totaled 1,261,112, 1,157,175 and 138,377, respectively.

For the year ended December 31, 2019, the calculation of the weighted-average number of shares outstanding excludes 622,667 unvested restricted common shares held by founders of the Company. During the year ended 2020, the remaining milestones under the founder share agreements were achieved and the related restricted common shares fully vested.

NOTE 9. Share-Based Compensation

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders will not be required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with Nasdaq inducement plan rules. On October 20, 2021, the Company filed a Form S-8 with the United States Securities and Exchange Commission to register 1,000,000 awards. As of December 31, 2021, a total of 756,300 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

In June 2020, the stockholders of the Company approved an increase to the number of shares authorized for use in making awards under the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) by 2,400,000 shares to 5,000,000. Accordingly, as of December 31, 2021, a total of 78,840 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan. stock

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Employee Stock Purchase Plan

In June 2020, the stockholders of the Company approved the 2020 Employee Stock Purchase Plan (“2020 Plan”) which provides for 600,000 shares of Company common stock reserved for future issuance. The first accumulation period under the 2020 Plan commenced on August 17, 2020 and ended on the purchase date, August 13, 2021, at which point 12,601 shares of common stock were purchased. The next accumulation period commenced on August 16, 2021.

Under the 2020 Plan, eligible employees may purchase shares of the Company’s common stock at a discount annually, subject to a maximum of $25,000 per year. The discounted purchase price is equal to the lower of 85% of (i) the market value per share of the common stock on the first day of the accumulation period or (ii) the market value per share of common stock on the purchase date. Share-based compensation expense recognized under the 2020 Plan was $0.3 million and $0.1 million for 2021 and 2020, respectively.

Share Options

The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of stock options granted:

	For the Year Ended December 31,
	2021	2020	2019
Expected life (in years)	6.03	6.04	5.92
Expected volatility	73.7%	72.4%	73.9%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.13%	0.74%	1.82%
Grant date weighted average fair value	$26.71	$42.33	$6.39

The following table summarizes the Company’s stock option activity for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2020	3,324,713	$46.03
Granted	1,699,559	$41.87
Exercised	(93,165)	$9.68
Forfeited/cancelled	(277,540)	$56.37
Outstanding – December 31, 2021	4,653,567	$44.62	8.05	$47,111
Exercisable – December 31, 2021	1,613,438	$29.48	7.28	$31,322
Exercisable and expected to vest – December 31, 2021	4,653,567	$44.62	8.05	$47,111

At December 31, 2021, the total unrecognized compensation cost of $97.5 million will be recognized over the weighted-average remaining service period of approximately 3.0 years. The fair value of the options vested during the years ended December 31, 2021, 2020 and 2019 was $28.4 million, $4.2 million and $1.9 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $3.6 million, $20.2 million and $0.1 million, respectively.

Share-based compensation expenses included in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2021, 2020 and 2019 were:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Research and development	$14,101	$2,670	$654
General and administrative	14,814	4,094	1,328
Total	$28,915	$6,764	$1,982

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

NOTE 10. Income Taxes

A reconciliation of loss before income taxes for domestic and foreign locations is as follows:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
United States	$(203,674)	$(72,148)	$(25,922)
Foreign	—	—	(69)
Total loss before income taxes	$(203,674)	$(72,148)	$(25,991)

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

A reconciliation of unrecognized tax benefits is as follows (in millions):

	December 31,
	2021	2020	2019
Beginning balance of unrecognized tax benefits	$1.5	$0.4	$0.4
Settlement of prior period tax positions	—	—	—
(Decrease) increase for prior period tax positions	(0.1)	0.3	—
Increase for current period tax positions	1.0	0.8	—
Ending balance of unrecognized tax benefits	$2.4	$1.5	$0.4

Amounts in the summary rollforward would not impact our effective tax rate as the Company maintains a full valuation on its net deferred tax assets. The Company is subject to taxation and files income tax returns in the United States, California and Israel. The Company’s tax years from 2014 to date are subject to examination by the Israeli, U.S., and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s policy is to recognize interest expense and penalties related to income tax matters as income tax expense. As of December 31, 2021, 2020 and 2019, there are unrecognized tax benefits of $2.4 million, $1.5 million and $0.4 million, respectively, for both the United States and California. There was no tax related interest or penalties recognized for the years ended December 31, 2021, 2020 and 2019.

The Company does not anticipate any material changes to its unrecognized tax benefits within the next twelve months.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

The significant components of deferred income taxes are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss	$69,761	$33,896
Tax credits	11,020	6,278
Accrued liabilities	910	535
Deferred revenue	5,098	3,230
Inventory	5,850	—
Basis difference in equity investments	1,957	—
Depreciation and amortization	960	—
Lease liability	1,360	1,274
Share-based compensation	3,971	1,338
Total gross deferred tax assets	100,887	46,551
Deferred tax liabilities:
Depreciation and amortization	—	(69)
Right-of-use asset	(1,265)	(1,168)
Valuation allowance	(99,622)	(45,314)
Net deferred tax asset	$—	$—

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2021, the Company had federal and state net operating losses (“NOL”) carryforwards of approximately $258.0 million and $226.8 million, respectively. The federal NOL carryforwards begin to expire in 2034, and the state NOL carryforwards begin to expire in 2034. The federal net operating loss carryover includes $242.2 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income.

At December 31, 2021, the Company has federal and state research and development credit carryforwards of approximately $6.5 million and $4.6 million, respectively. The federal credit carryforwards begin to expire in 2033, and the state credits carry forward indefinitely. Additionally, the Company has an Orphan Drug Credit of $3.1 million as of December 31, 2021 which will begin to expire in 2039 unless previously utilized.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382 analysis regarding the limitation of net operating loss carryforwards and other tax attributes. There is a risk that changes in ownership have occurred since Company's formation. If a change in ownership were to have occurred, the NOL carryforwards and other tax attributes could be limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2%	6.8%	4.6%
Foreign rate differential	—%	—%	0.3%
Share-based compensation	(0.4%)	5.5%	(0.1%)
Officers compensation	(1.1%)	—%	—%
Research and development credits	2.9%	8.7%	—%
Uncertain tax position	(0.4%)	(1.5%)	—%
Change in tax rate	(1.7%)	(1.5%)	(0.1%)
Foreign net operating losses	—%	28.5%	—%
Change in valuation allowance	(26.7%)	(67.4%)	(25.1%)
Other	0.2%	(0.1%)	0.1%
Permanent differences	—%	—%	(0.7%)
Provision for income taxes	—%	—%	—%

NOTE 11. Commitments and Contingencies

COVID-19 Vaccine Development

On March 4, 2020, the Company was awarded a grant (“Grant 1”) from the Singapore EDB to support the co-development of a potential COVID-19 vaccine with the Duke-NUS Medical School. The Grant provides for up to S$14.0 million (approximately US$10.0 million using the exchange rate at the time the grant contract was entered into) in grants to support the development of the vaccine. The Grant has been paid in full by the EDB as a result of the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The funds received have been recognized as contra research and development expense. The parties are in continued negotiations with respect to amendments of Grant 1. Currently, the Company is liable for certain expenses during the program and is also subject to certain conditions including the requirement to pay an agreed upon royalty rate to Duke-NUS on future net sales of the LUNAR-COV19 vaccine candidate developed with Duke-NUS in markets or jurisdictions outside of Singapore. For the year ended December 31, 2021 and 2020, the Company recognized $1.3 million and $8.7 million, respectively, of contra expense for Grant 1. At December 31, 2021, no amount remained in accrued expenses. At December 31, 2020, $1.3 million remained in accrued expenses.

On October 2, 2020, the Company was awarded another grant (“Grant 2”) from the Singapore EDB to support the clinical development of a potential COVID-19 vaccine (ARCT-021). The grant provides for up to S$9.3 million (approximately US$6.7 million) to support the clinical development of the vaccine candidate for costs incurred in Singapore subject to certain conditions. The grant is paid in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate. The Company received the first installment of $3.6 million in the fourth quarter of 2020. The funds received are recognized as contra research and development expense as costs are incurred. As of the year ended December 31, 2021, the Company recognized the remaining amount of the first installment as contra research and development expense for Grant 2. The parties are in continued negotiations with respect to amendments of Grant 2.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Cystic Fibrosis Foundation Therapeutics Funding agreement

On August 1, 2019, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $15.0 million from approximately $3.2 million, (ii) the Company will provide $5.0 million in matching funds for remaining budgeted costs, (iii) the related disbursement schedule from CFF to Arcturus will be modified such that (a) $4.0 million will be disbursed upon execution of the CFF Amendment, (b) $2.0 million will be disbursed within 30 days of the first day of each of January, April, July and October 2020 upon Arcturus invoicing CFF to meet project goals, and (c) the last payment of $3.0 million less the prior award previously paid out, equaling approximately $2.3 million, will be disbursed upon Arcturus Sub invoicing CFF to meet good manufacturing practices and opening an Investigational New Drug (“IND”) application. The funds received from CFF are recognized as contra research and development expense in proportion to the percentage covered by CFF of the overall budget. For the years ended December 31, 2021 and 2020, the Company recognized $3.8 million and $3.4 million of contra expense with $2.8 million and $6.6 million remaining in accrued expenses, respectively.

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

In February 2020, the Company entered into a non-cancellable operating lease agreement for office space near its current headquarters. The lease extends for 13 months from the commencement date and included a right to extend the lease for one twelve-month period. In February 2021, the Company opted to extend the lease through March 2025 to coincide with the Company’s headquarters.

In February 2021, the Company entered into a third non-cancellable operating lease agreement for office space near its current headquarters. The lease extends for 12 months from the commencement date with monthly base rent of approximately $11,000. During the year ended 2021, the Company opted to extend the lease for an additional 12 months.

In September 2021, the Company entered into a non-cancellable lease agreement for office, research and development, engineering and laboratory space near its current headquarters. The initial term of the lease will extend ten years and eight months from the date of possession, and the Company will have the right to extend the term of the lease for an additional five-year period. The lease has a monthly base rent ranging from $268,000 to $360,000 which escalates over the lease term. The Company is expecting that it will gain access to the space in the second quarter of 2022.

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

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

As of December 31, 2021, the payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2022	$1,987
2023	2,185
2024	2,251
Thereafter	522
Total remaining lease payments	6,945
Less: imputed interest	(906)
Total operating lease liabilities	$6,039
Weighted-average remaining lease term	3.25 years
Weighted-average discount rate	8.4%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $1.9 million, $1.9 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 12. Related Party Transactions

Ultragenyx

On June 17, 2019, Arcturus and Ultragenyx executed Amendment 3 to the Ultragenyx Agreement. Pursuant to the amended Ultragenyx Agreement, the Company granted Ultragenyx a two-year option to purchase up to 600,000 additional shares of common stock at a price of $16.00 per share, and in May 2020 Ultragenyx exercised the option. During 2021, Ultragenyx sold 1,800,000 shares of common stock resulting in an ownership of 4.6% of the outstanding common stock of Arcturus as of December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, the Company has recognized revenue of $3.7 million, $4.0 million and $5.9 million, respectively, related to the Ultragenyx Agreement. As of December 31, 2021 and 2020, the Company holds accounts receivable balances of negligible amounts related to the Ultragenyx Agreement.

Equity-Method Investment

In June 2018, the Company completed the sale of its intangible asset related to the ADAIR technology. Pursuant to the asset purchase agreement for ADAIR, the Company received a 30% ownership interest in the common stock of Vallon Pharmaceuticals, Inc. (“Vallon”) in consideration for the sale of the ADAIR technology. The Company has no requirement to invest further in Vallon. Vallon completed an initial public offering and began trading on The Nasdaq Stock Market under the ticker “VLON” in February 2021. Immediately after this offering, Arcturus owned 843,750 shares of Vallon, or approximately 12%. Based on the Company’s ownership and the Vallon board of directors seat held by an executive of Arcturus, the Company has the ability to exercise significant influence over the operating and financial policies of Vallon; therefore, the Company accounts for this investment as an equity-method investment. The Company accounts for its share of the earnings or losses of the investee with a reporting lag of three months, as the financial statements of the investee are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis. The offering was at a share price of $8.00, greater than the initial investment which resulted in the Company recording a gain in its equity-method investment. Using a three month lag, the gain has been offset by losses incurred by Vallon through September 30, 2021.

Note 13. Subsequent Events

None.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Note 14. Selected Quarterly Financial Data (Unaudited)

A summary of our quarterly results is as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2021:
Revenue	$2,127	$2,001	$2,437	$5,794
Research and development expenses, net	50,050	45,679	45,398	32,633
General and administrative expenses	9,743	10,042	10,860	10,806
Loss from operations	(57,666)	(53,720)	(53,821)	(37,645)
Net loss	(56,346)	(54,581)	(54,084)	(38,663)
Net loss per share, basic and diluted	$(2.15)	$(2.07)	$(2.05)	$(1.47)
Weighted average shares outstanding, basic and diluted	26,243	26,323	26,338	26,359

Year Ended December 31, 2020:
Revenue	$2,646	$2,322	$2,333	$2,238
Research and development expenses, net	7,917	7,944	17,699	24,286
General and administrative expenses	4,191	4,420	5,572	9,034
Loss from operations	(9,462)	(10,042)	(20,938)	(31,082)
Net loss	(9,777)	(10,263)	(21,004)	(31,104)
Net loss per share, basic and diluted	$(0.67)	$(0.55)	$(0.92)	$(1.25)
Weighted average shares outstanding, basic and diluted	14,521	18,794	22,938	24,886