Form 10-Q
period 2022-03-31
Arcturus Therapeutics Holdings Inc.
filed 2022-05-09
CIK 1768224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, the registrant had 26,418,965 shares of voting common stock outstanding.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this quarterly report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•
the initiation, cost, progress and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to, our research and preclinical development activities, including the selection of a STARR candidate for our LUNAR-Flu program;
•
the initiation, design, enrollment, cost, timing, progress and results of, and submissions of applications to conduct, any clinical trials, including with respect to the anticipated ARCT-154 booster study and other ongoing ARCT-154 studies, the anticipated ARCT-021 Phase 3 study, the anticipated CTA filing for ARCT-032;
•
the potential safety, immunogenicity, efficacy or regulatory approval of ARCT-154 or any of our COVID-19 vaccine candidates as a booster or primary vaccination series;
•
the potential effects and benefits of our technologies and product candidates on their own and in comparison to technologies, drugs or courses of treatment currently available or that may be developed by competitors;
•
the likelihood that preclinical or clinical data will be predictive of future clinical results or efficacy or safety of a product candidate, including the clinical data on ARCT-154 as both a primary vaccination series and booster vaccination;
•
the likelihood that clinical data will be sufficient for regulatory approval;
•
the anticipated timing for receipt of data or results of a study or clinical trial, including the anticipated data for our ARCT-810 trial;
•
the likelihood or timing of any regulatory approval, including the anticipated EUA decision for ARCT-154;
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
•
the performance of our third-party suppliers and manufacturers, including our ability to scale-up manufacturing levels as necessary, including the timing and anticipated capacity of the manufacturing facility in Hanoi, Vietnam;
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

ii

•
our ability to avoid, settle or be victorious at costly litigation with shareholders, former executives or others, should these situations arise;
•
our ability to obtain and deploy funding for our operations and to efficiently use our financial and other resources;
•
our ability to continue as a going concern; and
•
the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results or performance to differ materially from those projected. These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. In addition, historic results of scientific research, preclinical and clinical trials do not guarantee that future research or trials will suggest the same conclusions, nor that historic results referred to herein will be interpreted in the same manner due to additional research, preclinical and clinical trial results or otherwise. The forward-looking statements contained in this quarterly report are subject to risks and uncertainties, including those discussed in our other filings with the United States Securities and Exchange Commission, or the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value information)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$319,678	$370,492
Accounts receivable	3,691	3,367
Prepaid expenses and other current assets	3,636	5,102
Total current assets	327,005	378,961
Property and equipment, net	7,530	5,643
Operating lease right-of-use asset, net	5,245	5,618
Equity-method investment	131	515
Non-current restricted cash	2,077	2,077
Total assets	$341,988	$392,814
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,014	$10,058
Accrued liabilities	19,970	23,523
Current portion of long-term debt	24,260	22,474
Deferred revenue	53,062	43,482
Total current liabilities	107,306	99,537
Deferred revenue, net of current portion	6,641	19,931
Long-term debt, net of current portion	39,235	40,633
Operating lease liability, net of current portion	4,057	4,502
Total liabilities	$157,239	$164,603
Stockholders’ equity
Common stock: $0.001 par value; 60,000 shares authorized; 26,407 issued and outstanding at March 31, 2022 and 26,372 issued and outstanding at December 31, 2021	26	26
Additional paid-in capital	583,382	575,675
Accumulated deficit	(398,659)	(347,490)
Total stockholders’ equity	184,749	228,211
Total liabilities and stockholders’ equity	$341,988	$392,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$5,244	$2,127
Operating expenses:
Research and development, net	44,893	50,050
General and administrative	10,730	9,743
Total operating expenses	55,623	59,793
Loss from operations	(50,379)	(57,666)
(Loss) gain from equity-method investment	(384)	1,248
Gain from foreign currency	158	430
Finance expense, net	(564)	(358)
Net loss	$(51,169)	$(56,346)
Net loss per share, basic and diluted	$(1.94)	$(2.15)
Weighted-average shares outstanding, basic and diluted	26,376	26,243
Comprehensive loss:
Net loss	$(51,169)	$(56,346)
Comprehensive loss	$(51,169)	$(56,346)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

in thousands

Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2021	26,372	$26	$575,675	$(347,490)	$228,211
Net loss	—	—	—	(51,169)	(51,169)
Share-based compensation expense	—	—	7,371	—	7,371
Issuance of common stock upon exercise of stock options	35	—	336	—	336
BALANCE – March 31, 2022	26,407	$26	$583,382	$(398,659)	$184,749

Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2020	26,192	$26	$540,343	$(143,816)	$396,553
Net loss	—	—	—	(56,346)	(56,346)
Issuance of common stock related to acquired in-process research and development	75	—	5,000	—	5,000
Share-based compensation expense	—	—	6,987	—	6,987
Issuance of common stock upon exercise of stock options	52	—	413	—	413
BALANCE – March 31, 2021	26,319	$26	$552,743	$(200,162)	$352,607

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

in thousands

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(51,169)	$(56,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224	307
Share-based compensation expense	7,371	6,987
Acquired in-process research and development expense	—	5,000
Loss (gain) from equity-method investment	384	(1,248)
Foreign currency transaction gain	(158)	(440)
Other non-cash expenses	919	696
Changes in operating assets and liabilities
Accounts receivable	(324)	118
Prepaid expense and other assets	1,466	1,619
Accounts payable	(44)	(5,415)
Accrued liabilities	(3,998)	7,143
Deferred revenue	(3,710)	(1,371)
Net cash used in operating activities	(49,039)	(42,950)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,111)	(118)
Net cash used in investing activities	(2,111)	(118)
FINANCING ACTIVITIES:
Proceeds from debt	—	46,599
Proceeds from exercise of stock options	336	413
Net cash provided by financing activities	336	47,012
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(50,814)	3,944
Cash, cash equivalents and restricted cash at beginning of the period	372,569	463,002
Cash, cash equivalents and restricted cash at end of the period	$321,755	$466,946

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$169	$169
Non-cash investing activities
Right-of-use asset obtained in exchange for lease liabilities	$—	$1,828
Acquisition of in-process research and development through issuance of common stock	$—	$5,000
Purchase of property and equipment in accounts payable	$—	$238

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company” or "Arcturus") is a late-stage global clinical messenger RNA medicines company focused on the development of infectious disease vaccines and significant opportunities within liver and respiratory rare diseases. The Company became a clinical stage company during 2020 when it announced that its Investigational New Drug (“IND”) application for ornithine transcarbamylase (“OTC”) deficiency and its Clinical Trial Application (“CTA”) candidate LUNAR-COV19 were approved by applicable health authorities.

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Joint Ventures, Equity Method Investments and Variable Interest Entities

Investments for which the Company exercises significant influence, but does not have control are accounted for under the equity method. Equity method investment activity is related to a 49% joint venture with Axcelead, Inc. (see the following paragraph for further details) and a 12% ownership in Vallon Pharmaceuticals, Inc. (see “Note 10, Related Party Transactions” for further details). The Company’s share of the investees’ results is presented as either income or loss from equity method investees in the accompanying condensed consolidated statements of operations and comprehensive loss.

In April 2021, Arcturus and Axcelead, Inc., a company existing under the laws of Japan (“Axcelead”), formed a joint venture entity, named Arcalis, Inc. (“JV Entity”), which operates as a corporation under the laws of Japan. Axcelead is an integrated drug discovery solutions provider to the pharmaceutical industry in Japan. On July 1, 2017, Axcelead became the successor to a portion of the drug discovery research department of Takeda Pharmaceutical Company Limited. The goal of the JV Entity is to be a contract development and manufacturing organization focused on mRNA manufacturing that would provide manufacturing services to the Company and also to third parties. The joint venture includes a shareholders agreement which sets forth initial funding of the JV Entity and rights of the JV Entity shareholders, including certain approval rights of Arcturus. As part of the joint venture, the Company entered into a License and Technology Transfer Agreement with the JV Entity, pursuant to which Arcturus grants to JV Entity a nonexclusive license to certain intellectual property for use at the JV Entity’s facilities, and obligates Arcturus to conduct certain technology transfer activities.

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

The equity method of accounting is applicable for the JV Entity as the Company does not own more than 50% of voting power, but has influence over the operation and financial policies of the investee. The Company accounts for its investment in the JV Entity using the equity method of accounting as specified in Accounting Standard Codification (“ASC”) 323, Investments — Equity Method and Joint Ventures. Under ASC 323, equity method investments are recorded initially at cost. The Company’s initial investment in the JV Entity totaled $9.2 million. However, the JV Entity paid the Company back the initial investment of $9.2 million as an upfront fee/consideration for the License and Technology Transfer Agreement. In substance, there was no cash consideration paid by the Company for its 49% equity interest in the JV Entity.

Liquidity

The Company has incurred significant operating losses since its inception. As of March 31, 2022 and December 31, 2021, the Company had an accumulated deficit of $398.7 million and $347.5 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through March 31, 2022, the Company has funded its operations principally with the proceeds from the sale of capital stock, revenues earned through collaboration agreements and proceeds from long-term debt. During fiscal year 2021, the Company received a term loan of $46.6 million from Economic Development Board of the Republic of Singapore as well as an upfront payment of $40.0 million from Vinbiocare to assist with funding a phase 3 clinical trial in Vietnam. At March 31, 2022, the Company’s balance of cash and cash equivalents, including restricted cash, was $321.8 million.

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

Segment Information

In making decisions regarding resource allocation and assessing performance, the chief operating decision-maker identifies operating segments as components of an enterprise for which separate discrete financial information is available for evaluation. The Company and its chief operating decision-maker view the Company’s operations and manage its business in one operating segment, which is the research and development of medical applications for the Company’s nucleic acid-focused technology.

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

Research and Development, Net

All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services), in process research and development expenses and license agreement expenses, net of any grants, and prelaunch inventory. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

Pre-Launch Inventory

Prior to obtaining initial regulatory approval for an investigational product candidate, the Company expenses costs relating to production of inventory as research and development expense in its condensed consolidated statements of operations and comprehensive loss, in the period incurred. When the Company believes regulatory approval and subsequent commercialization of an investigational product candidate is probable, and the Company also expects future economic benefit from the sales of the investigational product candidate to be realized, it will then capitalize the costs of production as inventory.

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

(in thousands)	March 31, 2022	March 31, 2021
Cash and cash equivalents	$319,678	$466,839
Non-current restricted cash	2,077	107
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$321,755	$466,946

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

The following table presents changes during the three months ended March 31, 2022 in the balances of contract assets, including receivables from collaborative partners, consulting and related technology transfer partners, and contract liabilities, including deferred revenue, as compared to what was disclosed in the Company’s Annual Report.

(in thousands)	Contract Assets
BALANCE - December 31, 2021	$3,367
Additions for revenue recognized from billings	1,534
Deductions for cash collections	(1,210)
BALANCE – March 31, 2022	$3,691

(in thousands)	Contract Liabilities
BALANCE - December 31, 2021	$63,413
Additions for advanced billings	1,534
Deductions for promised services provided in current period	(5,244)
BALANCE – March 31, 2022	$59,703

The following table summarizes the Company’s revenues for the periods indicated (in thousands).

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Vinbiocare	$2,858	$—
Janssen	1,131	824
Ultragenyx	926	925
CureVac	224	225
Other	105	153
Total revenue	$5,244	$2,127

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant collaboration arrangements.

Vinbiocare

From June 11, 2021 through August 2, 2021, the Company entered into a series of agreements with Vinbiocare, a member of Vingroup Joint Stock Company (collectively, the “Vinbiocare Agreement”), whereby the Company will provide technical expertise and support services to Vinbiocare to assist in the build out of a mRNA drug product manufacturing facility in Vietnam. Such expertise shall include a specified level of access to the Company’s personnel and drug substance necessary to validate the successful set up of the facility. Under the terms of the arrangements, the Company will also provide a specified number of doses of ARCT-154 for use by Vinbiocare in a phase 3 clinical study within Vietnam. The Company received an upfront payment in aggregate of $40.0 million and subsequent to achieving emergency use authorization, the Company will receive low single digit payments per dose for drug substance and related royalties.

In evaluating the Vinbiocare Agreement in accordance with ASC Topic 606, the Company concluded that Vinbiocare is a customer. The Company identified all promised goods/services within the Vinbiocare Agreement, and when combining certain promised goods/services, the Company concluded that there are four distinct performance obligations. The four performance obligations include (i) consulting to support the build out of the manufacturing facility and technical transfer, (ii) shipment of 80 grams of drug substance to validate the manufacturing facility, (iii) the sale of 2,500 vials of drug product to support the phase 3 clinical trial and (iv) consulting to support the phase 3 clinical trial and related regulatory filings. For each performance obligation, the Company estimated the standalone selling price based on cost plus margin for drug substance and drug product as well as estimated headcount and full-time equivalent (“FTE”) rates for consulting services to support the phase 3 clinical trial, the build out of the manufacturing facility and the technology transfer.

As of March 31, 2022, the transaction price consists of upfront consideration received and budgeted reimbursable out-of-pocket costs to support the build out of the manufacturing facility and technology transfer. The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price, the relative standalone selling price basis. The drug substance and drug product performance obligations are recognized at the point in time the goods are transferred. The consulting performance obligations are recognized over a period of time based on the percentage of services rendered, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the drug product is manufactured as they are constrained. The revenue recognized in 2022 relates to consulting to support the build out of the manufacturing facility and technical transfer and consulting to support the phase 3 clinical trial.

Total deferred revenue as of March 31, 2022 and December 31, 2021 for the Vinbiocare agreement was $34.8 million and $37.2 million, respectively.

Janssen Pharmaceuticals, Inc., Ultragenyx Pharmaceutical Inc., CureVac AG

For each of Janssen Pharmaceuticals, Inc. (“Janssen”), Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) and CureVac AG (“CureVac”), the Company evaluated the respective agreement in accordance with ASC Topic 606. The Company concluded that the contract counterparty is a customer. The Company identified all promised goods/services within each agreement, and concluded that the promised goods/services are incapable of being distinct and consequently do not have any value on a standalone basis. Accordingly, the promised goods/services within each agreement were determined to represent a single performance obligation. Lastly, the Company concluded that any options to select additional collaboration targets and to license rights to selected targets were not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated.

Janssen

In October 2017, the Company entered into a research collaboration and license agreement with Janssen (the “2017 Agreement”) to collaborate on developing candidates for treating HBV with RNA therapeutics. The 2017 Agreement allocated discovery, development, funding obligations, and ownership of related intellectual property among the Company and Janssen.

As of March 31, 2022, the remaining transaction price consisting of upfront consideration received and budgeted reimbursable out-of-pocket costs, is expected to be recognized using an input method over the remaining research period of 12 months. None of the development and commercialization milestones were included in the transaction price as they are outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur, provided that the reported sales are reliably measurable, and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price.

Total deferred revenue as of March 31, 2022 and December 31, 2021 for Janssen was $6.2 million and $6.3 million, respectively.

Ultragenyx

In October 2015 the Company entered into a research collaboration and license agreement with Ultragenyx (as amended, the “Ultragenyx Agreement”), whereby Arcturus granted to Ultragenyx a co-exclusive license to certain Arcturus technology, which is in effect only during the reserve target exclusivity term as discussed in the following paragraphs. This collaboration agreement was amended in 2017, 2018 and during the second quarter of 2019. During the initial phase of the collaboration, the Company will design and optimize therapeutics for certain rare disease targets. Ultragenyx has the option under the Ultragenyx Agreement to add additional rare disease targets during the collaborative development period. Additionally, during the collaborative development period, the Company will participate with Ultragenyx in a joint steering committee.

The current potential development, regulatory and commercial milestone payments for the existing development targets as of March 31, 2022 are $138.0 million. Ultragenyx will pay royalties as a single-digit percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term. As of March 31, 2022, Ultragenyx is working to identify and enroll patients in a Phase 1/2 study.

As of March 31, 2022, the transaction price included the upfront consideration received, option payments, exclusivity extension payments and additional consideration received pursuant to Amendment 3 of the Ultragenyx Agreement (“Amendment 3”). The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that the consideration is outside the control of the Company and contingent upon success in future clinical trials, approval from the FDA and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Ultragenyx and therefore have also been excluded from the transaction price.

Amendment 3 was deemed a contract modification and accounted for as part of the original Ultragenyx Agreement. The transaction price is recognized to revenue on a straight-line basis using an input method over the 4-year reserve target exclusivity period. The reserve target exclusivity period represents the timing over which promised goods/services will be provided. Total deferred revenue at March 31, 2022 and December 31, 2021 from Ultragenyx was $4.6 million and $5.5 million, respectively.

CureVac

In January 2018, the Company entered into a Development and Option Agreement (the “Development and Option Agreement”) with CureVac. Under the terms of the Development and Option Agreement, the parties agreed to conduct joint preclinical development programs once CureVac makes a payment to pull down a target on the basis of which CureVac is granted options for taking a license on pre-agreed license terms to develop and commercialize certain products incorporating the Company’s patents and know-how related to LUNAR® delivery technology (the “Arcturus Delivery Technology”), and CureVac patents and know-how related to mRNA technology.

As of March 31, 2022, the transaction price included the upfront consideration received. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to CureVac and therefore have also been excluded from the transaction price. As of March 31, 2022, no adjustments were made to the transaction price.

The upfront consideration of $5.0 million was recorded as deferred revenue in the Company’s balance sheet upon receipt and is currently being recognized as revenue on a straight-line basis using an input method over the remaining 16 month contractual term as of March 31, 2022. Total deferred revenue as of March 31, 2022 and December 31, 2021 for CureVac was $1.2 million and $1.4 million, respectively.

Other Agreements

In January 2022, the Company entered into an agreement with a pharmaceutical company, whereby the pharmaceutical company agreed to fund up to $25 million for a clinical trial for a LUNAR-COV19 vaccine candidate as a booster. As of March 31, 2022, the Company has submitted to such company billings from a third party related to the clinical trial of approximately $4.9 million, which falls under the expected funding of $25.0 million of the booster program, but has not yet been reimbursed as of March 31, 2022.

Israeli Ministry of Health

On August 17, 2020, the Company entered into an agreement with the Israeli Ministry of Health (the “MOH”) to supply the Company’s COVID-19 vaccine candidate to Israel (the “Israel Supply Agreement”) subject to certain conditions, including applicable regulatory approvals. In October 2020, and in association with the Israel Supply Agreement, the Company received a non-refundable payment of $12.5 million from the MOH which is included in deferred revenue as of March 31, 2022. This payment of $12.5 million is associated with a specified clinical trial milestone and serves as an initial reserve payment for a specified number of doses of the LUNAR-COV19 vaccine candidate pursuant to the Israel Supply Agreement. As a result of the making of this payment, the MOH became bound to purchase an initial quantity of 500,000 reserved vaccine doses, as set forth in and subject to the terms and conditions of the Israel Supply Agreement. Furthermore, the Israel Supply Agreement may be terminated immediately by the MOH upon written notice to Arcturus if the Company has not obtained the required regulatory approvals by December 31, 2021. On April 14, 2022, Arcturus received notice from the MOH to terminate the Israel Supply Agreement. No termination penalties were incurred by the Company connection therewith.

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

As of March 31, 2022 and December 31, 2021, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Research equipment	$6,902	$6,735
Computers and software	377	488
Office equipment and furniture	567	574
Leasehold improvements	44	44
Construction in progress	4,120	2,058
Total	12,010	9,899
Less accumulated depreciation and amortization	(4,480)	(4,256)
Property and equipment, net	$7,530	$5,643

Depreciation and amortization expense was $0.2 million and $0.3 million for the three months ended March 31, 2022 and December 31, 2021, respectively. Construction in progress primarily includes research equipment that is expected to be placed into service during 2022.

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued compensation	$5,171	$3,578
Cystic Fibrosis Foundation Liability (Note 9)	1,826	2,777
Current portion of operating lease liability	1,653	1,537
Clinical accruals	3,801	8,675
Other accrued research and development expenses	7,519	6,956
Total	$19,970	$23,523

Note 5. Debt

Manufacturing Supply Agreement

On November 7, 2020, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc., entered into a Manufacturing Support Agreement (the “Support Agreement”) with the Economic Development Board of the Republic of Singapore (the “EDB”). Pursuant to the Support Agreement, the EDB agreed to make a term loan (the “Singapore Loan”) of S$62.1 million to the Company, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (ARCT-021). The EDB has agreed to an extension of the reconciliation period to March 31, 2022 with unused funds as of such date to be subsequently returned within thirty days, subject to any further agreed upon extension of the reconciliation date. The parties are in continued negotiations with respect to amendments of the Singapore Loan terms. Under current terms, (i) the Company will provide a quarterly reconciliation report within forty-five days of each financial quarter end, (ii) the Company will provide a projection of expenditures through March 31, 2022 followed by an audited statement of actual expenditures through March 31, 2022 by June 30, 2022, (iii) the Company will provide EDB with a right of first refusal on GMP manufacturing slots of the LUNAR-COV19 vaccine candidate up to an agreed-upon maximum amount, (iv) and the obligation to repay the Singapore Loan will be secured by an interest in the raw materials and manufacturing equipment purchased by the Company with the funds from the Singapore Loan in form and substance satisfactory to the EDB in its sole discretion. The Company elected to borrow the full amount available under the Support Agreement of S$62.1 million ($46.6 million) on January 29, 2021. As of March 31, 2022, the Company has reported a portion of the Singapore Loan as current to reflect a potential principal repayment of approximately 20.9 million Singapore dollars (US $15.4 million) in fiscal year 2022 based on amounts not used toward the manufacture of ARCT-021 and is expecting to refund this portion during the third quarter of 2022.

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

The Singapore Loan was initially recorded as long-term debt at $46.6 million, the amount of cash proceeds at the time the Company received the funding. As of March 31, 2022, accrued interest of $1.9 million related to 2021 was added to the principal debt balance in accordance with the terms of the Support Agreement and the balance was adjusted to reflect the current exchange rate resulting in an increase in the debt balance to $47.8 million and a net foreign currency transaction gain of $0.2 million for the three months ended March 31, 2022 compared to a net foreign currency transaction gain of $0.4 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the Company recorded interest expense and a corresponding liability of $0.5 million compared to interest expense and a corresponding liability of $0.4 million for the three months ended March 31, 2021. Lastly, the Company was in compliance with all covenants under the Singapore Loan and related commitments.

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

Pursuant to the amendment, the Bank agreed to make a term loan to Arcturus Therapeutics, Inc. on October 30, 2019, in the amount of $15.0 million (the “Term Loan”). The resulting net increase in the indebtedness of Arcturus Therapeutics, Inc. was $5.0 million. The Term Loan bears interest at a floating rate ranging from 1.25% to 2.75% above the prime rate. The amendment further provides that the Term Loan has a maturity date of October 30, 2023. Arcturus Therapeutics, Inc. will make monthly payments of interest only until October 1, 2021. The Fourth Amendment was executed in connection with the Singapore Loan. In October of 2021, the Company and the Bank entered into a Fifth Amendment to Loan Agreement that provided for a six month extension to the interest only period which moved the first principal payment to May 1, 2022. In April of 2022, the Company and the Bank entered into a Sixth Amendment to Loan Agreement that provided for a three month extension to the interest only period which moved the first principal payment to August 1, 2022.

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

Should an event of default occur, including the occurrence of a material adverse effect, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. As of March 31, 2022, the Company was in compliance with all covenants under the Loan Agreement.

Principal payments, including the final payment due at repayment, on the long-term debt are as follows as of March 31, 2022:

2022	$5,000,000
2023	10,300,000
Total	$15,300,000

The Company recognized interest expense related to its long-term debt of $0.7 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

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

Net Loss per Share

Dilutive securities that were not included in the calculation of diluted net loss per share for the three months ended March 31, 2022 and 2021 as they were anti-dilutive totaled 824,792 and 1,320,390, respectively.

Note 7. Share-Based Compensation Expense

In June 2020, the stockholders of the Company approved an increase to the number of shares authorized for use in making awards under the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) by 2,400,000 shares to 5,000,000. Accordingly, as of March 31, 2022, a total of 344,428 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders will not be required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. On October 20, 2021, the Company filed a Form S-8 with the United States Securities and Exchange Commission to register the issuance of up to 1,000,000 shares underlying awards under the 2021 Plan. As of March 31, 2022, a total of 745,300 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000.

Stock Options

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$3,455	$3,246
General and administrative	3,916	3,741
Total	$7,371	$6,987

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

For the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. No tax benefit was provided for losses incurred in United States because those losses are offset by a full valuation allowance.

Note 9. Commitments and Contingencies

COVID-19 Vaccine Development

On March 4, 2020, the Company was awarded a grant (“Grant 1”) from the Singapore EDB to support the co-development of a potential COVID-19 vaccine with the Duke-NUS Medical School. The Grant provides for up to S$14.0 million (approximately US$10.0 million using the exchange rate at the time the grant contract was entered into) in grants to support the development of the vaccine. The Grant has been paid in full by the EDB as a result of the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The funds received have been recognized as contra research and development expense. The parties are in continued negotiations with respect to amendments of Grant 1. Currently, the Company is liable for certain expenses during the program and is also subject to certain conditions including the requirement to pay an agreed upon royalty rate to Duke-NUS on future net sales of the LUNAR-COV19 vaccine candidate developed with Duke-NUS in markets or jurisdictions outside of Singapore. For the three months ended March 31, 2021, the Company recognized $1.3 million of contra expense for Grant 1. As of March 31, 2022 and December 31, 2021, no amount remained in accrued expenses.

On October 2, 2020, the Company was awarded another grant (“Grant 2”) from the Singapore EDB to support the clinical development of a potential COVID-19 vaccine (ARCT-021). The grant provides for up to S$9.3 million (approximately US$6.7 million) to support the clinical development of the vaccine candidate for costs incurred in Singapore subject to certain conditions. The grant is paid in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate. The Company received the first installment of $3.6 million in the fourth quarter of 2020. The funds received are recognized as contra research and development expense as costs are incurred. During 2021, the Company recognized the remaining amount of the first installment as contra research and development expense for Grant 2. During the first quarter of 2022, the Company and EDB concluded negotiations on this Contract, and thereby reduced the overall amount received by the Company under the Grant to the first installment of $3.6 million.

Cystic Fibrosis Foundation Agreement

On August 1, 2019, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $15.0 million from approximately $3.2 million, (ii) the Company will provide $5.0 million in matching funds for remaining budgeted costs, (iii) the related disbursement schedule from CFF to Arcturus will be modified such that (a) $4.0 million will be disbursed upon execution of the CFF Amendment, (b) $2.0 million will be disbursed within 30 days of the first day of each of January, April, July and October 2020 upon Arcturus invoicing CFF to meet project goals, and (c) the last payment of $3.0 million less the prior award previously paid out, equaling approximately $2.3 million, will be disbursed upon Arcturus Sub invoicing CFF to meet good manufacturing practices and opening an Investigational New Drug (“IND”) application. The funds received from CFF are recognized as contra research and development expense in proportion to the percentage covered by CFF of the overall budget. For the three months ended March 31, 2022 and 2021, the Company recognized $1.4 million and $0.6 million, respectively, of contra expense with $1.8 million and $2.8 million remaining in accrued expenses at March 31, 2022 and December 31, 2021, respectively

Leases

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

As of March 31, 2022, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2022	$1,536
2023	2,185
2024	2,251
2025	521
Total remaining lease payments	6,493
Less: imputed interest	(783)
Total operating lease liabilities	$5,710
Weighted-average remaining lease term	3.0 years
Weighted-average discount rate	8.4%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $0.5 million for the three months ended March 31, 2022 and 2021.

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

Note 10. Related Party Transactions

Equity-Method Investment

In June 2018, the Company completed the sale of its intangible asset related to the ADAIR technology. Pursuant to the asset purchase agreement for ADAIR, the Company received a 30% ownership interest in the common stock of Vallon Pharmaceuticals, Inc. (“Vallon”) in consideration for the sale of the ADAIR technology. The Company has no requirement to invest further in Vallon. Vallon completed an initial public offering and began trading on The Nasdaq Stock Market under the ticker “VLON” in February 2021. Immediately after this offering, Arcturus owned 843,750 shares of Vallon, or approximately 12%. Based on the Company’s ownership and the Vallon board of directors seat held by an executive of Arcturus, the Company has the ability to exercise significant influence over the operating and financial policies of Vallon; therefore, the Company accounts for this investment as an equity-method investment. The Company accounts for its share of the earnings or losses of the investee with a reporting lag of three months, as the financial statements of the investee are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis. The offering was at a share price of $8.00, greater than the initial investment which resulted in the Company recording a gain in its equity-method investment. Using a three month lag, the gain has been offset by losses incurred by Vallon through December 31, 2021.

See “Note 1, Joint Ventures, Equity Method Investments and Variable Interest Entities” for specific details surrounding the Company’s agreement with Axcelead to form the joint venture entity, Arcalis, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three month period ended March 31, 2022. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10‑K for the year ended December 31, 2021 (the “2021 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 1, 2022. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2021 Annual Report.

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

Overview

Arcturus is a global late-stage clinical messenger RNA medicines company focused on the development of infectious disease vaccines and significant opportunities within liver and respiratory rare diseases. In addition to our messenger RNA (“mRNA”) platform, our proprietary lipid nanoparticle delivery system, LUNAR®, has the potential to enable multiple nucleic acid medicines, and our proprietary self-amplifying mRNA technology (Self-Transcribing and Replicating RNA or STARR™) technology has the potential to provide longer-lasting RNA and sustained protein expression at lower dose levels.

We are leveraging our proprietary platform relating to LUNAR and our nucleic acid technologies to develop and advance a pipeline of mRNA based vaccines and therapeutics for the prevention of infectious diseases and treatment of rare genetic disorders with significant unmet medical needs. We continue to expand this platform with innovative delivery solutions that allow us to expand our discovery efforts. Our proprietary LUNAR technology is intended to address the major hurdles in RNA drug development, namely the effective and safe delivery of RNA therapeutics to disease-relevant target tissues. We believe the versatility of our platform to target multiple tissues, its compatibility with various nucleic acid therapeutics, and our expertise in developing scalable manufacturing processes will allow us to deliver on the next generation of nucleic acid medicines.

The following chart represents our current pipeline:

Key Updates on our COVID-19 Vaccine Program

Phase 1/2 Study in United States and Singapore

In January 2022, we published (01/24/2022) immunogenicity data for participants of a Phase 1/2 booster study being conducted in the U.S. and Singapore. Results from the arms where participants were dosed with 5 mcg of ARCT-154 as a booster after at least five months of being vaccinated with two doses of Comirnaty showed encouraging increases in levels of neutralizing antibody activity against D614G and several variants of concern (VoCs) and variants of interest (VoIs). In May 2022, we provided additional neutralization antibody activity data from Day 91 showing durability of neutralizing antibody response. Validated pseudovirus microneutralization (MNT) assay results for D614G variant showed a 28- and 40-fold increase in geometric mean fold rise (GMFR) on Day 15 and 29 after booster dose compared to pre-dose levels, respectively. The antibody levels remained elevated at 30-fold for D91 over pre-boost levels indicating the durability of the neutralizing antibody response. We also shared immunogenicity data obtained in a validated MNT assay against Beta variant and the data indicated similar durability of the neutralizing antibody response with the increases in GMFR of 26-, 31-, and -24 at days 15, 29, and 91, respectively.

Figure: Validated pseudovirus microneutralization (MNT) assay results (left: D614G; right: Beta), showing GMFR levels of neutralizing antibody responses over Day 1 (baseline levels prior to boosting with ARCT-154) based on geometric mean concentrations (with 95% confidence intervals) obtained for participants (for D614G: n = 12/12 for Days 1, 91 and 11/12 for Days 15 29; For Beta: n = 12/12 for Days 1, 29, 91 and 11/12 for Day 15)

In the May 2022 press release, we announced that ARCT-154 booster administered arms also demonstrated robust and durable neutralizing antibody responses against VOCs strains including the Beta and the Delta, and VOIs SARS-CoV-2 strains in a surrogate virus neutralization (sVNT) assay through Day 91.

Figure: Surrogate virus neutralization (sVNT) assay results for SARS-CoV-2 variants. The panel shows GMFR on Days 15, 29, and 91 over Day 1 (pre-boost baseline levels; n = 12/12 for Days 1, 29, 91; n = 11/12 for Day 15). VOCs = Variants of Concern; VOIs = Variants of Interest

From the same Phase 1/2 booster trial, we also reported data (exploratory MNT assay; Moore Laboratory, National Institute for Communicable Diseases and University of the Witwatersrand, South Africa) demonstrating neutralizing antibody immune response to SARS-CoV-2 Omicron variants, BA.1 and BA.2, in participants that received ARCT-154 as booster. Omicron-specific pseudovirus MNT assay results demonstrated neutralizing antibody titers of 54-fold (BA.1) and 46-fold (BA.2) GMFRs over baseline on Day 29 post-boost in ARCT-154 arm (n=12). The sera samples from study participants will be further analyzed for neutralizing antibody activity post-boost with ARCT-154 against different strains of SARS-CoV-2 over a period of timepoints to assess magnitude and duration of response.

54x
46x
Geometric Mean Fold Rise from Day 1
10²
10¹
10⁰
Days
29
29
BA.1
BA.2

Figure: Pseudovirus MNT assay (exploratory assay; Moore Laboratory, National Institute for Communicable Diseases and University of the Witwatersrand, South Africa) showing GMFR levels of neutralizing antibody responses over Day 1 (baseline levels prior to boosting with ARCT-154) calculated using geometric mean concentrations (with 95% confidence intervals) obtained from participants measured at Days 1 and 29 (n = 12/12).

Phase 1/2/3 Study in Vietnam

During 2021, we entered into a significant collaboration with Vinbiocare Biotechnology Joint Stock Company (Vinbiocare), a member company of the Vingroup Joint Stock Company (Vingroup) group of companies, whereby we provide technical expertise and support services to Vinbiocare to assist in the build out of a manufacturing facility in Vietnam. Together with Vinbiocare, we advanced ARCT-154, our investigational next generation, self-amplifying mRNA-based vaccine for COVID-19, into a Phase 1/2/3 study in Vietnam, which is being funded and sponsored by Vinbiocare. The trial is randomized, observer-blinded, placebo and active-controlled and is intended to assess the safety, immunogenicity and efficacy of ARCT-154. The Phase 3 arm of the Phase 1/2/3 study was initiated in September 2021. The study enrolled over 19,000 adult subjects in Vietnam, including individuals with medical conditions putting them at higher risk of severe complications of COVID-19. The Phase 3 placebo-controlled efficacy portion of the study enrolled over 16,000 participants.

In February 2022, our partner, Vinbiocare, completed the submission to the Vietnam Ministry of Health of ARCT-154 Emergency Use Authorization (EUA) application, which includes the safety and immunogenicity data from the placebo-controlled Phase 1/2/3a portions of the study with approximately 1,000 participants. In April 2022, Vinbiocare submitted results from the vaccine safety and efficacy analysis of the Phase 3b portion study to the Vietnam Ministry of Health to complement the data package under review for potential EUA of ARCT-154. The vaccine primary efficacy endpoint in the placebo-controlled Phase 3b portion of the study was met. Analysis of the data demonstrated that two 5-mcg doses of ARCT-154 administered 28 days apart resulted in vaccine efficacy of 55.0% (95% CI; 46.9% - 61.9%) for protection against COVID-19 overall and 95.3% (95% CI; 80.4% - 98.9%) against severe and fatal COVID-19, respectively. Nine COVID-19 related deaths were reported in the placebo group and one in the ARCT-154 vaccinated group. The single death in the ARCT-154 vaccination arm occurred in an older age group participant who was also at increased risk of severe COVID-19. During the window when COVID-19 cases in the study were detected, the prevalent SARS-CoV-2 strains associated with COVID-19 infections in Vietnam were Delta and Omicron (https://covariants.org/per-country; https://covid19.who.int/region/wpro/country/vn; https://ourworldindata.org COVID-19 Data Explorer - Vietnam Link).

Review of safety data has been performed by Vinbiocare from over 17,000 participants in the placebo-controlled Phase 1/2/3 portions through one month after second dose of ARCT-154. The incidence of unsolicited events was found to be comparable in the vaccinated and placebo groups and no incidence of myocarditis or pericarditis have been reported so far. Analysis of solicited events also demonstrated that most events were mild or moderate in severity. An independent review by the Data Safety Monitoring Board has advised for the study to continue without modification.

Additional data shared by Vinbiocare shows that the study also met the immunogenicity primary endpoint, with 98.4% 4-fold seroconversion for ancestral (Wuhan) strain, measured by surrogate virus neuralization test (sVNT) 28 days after the second dose of ARCT-154. This analysis was conducted in the first approximately 1,000 participants enrolled in the Phase 1/2/3a study and was provided earlier by Vinbiocare to the Vietnam Ministry of Health as part of the filing for EUA. More comprehensive immunogenicity, efficacy and safety data from the study will be disclosed at a later time.

Pivotal Booster Study

Based on the encouraging Phase 3 results of ARCT-154, which became the first documented instance of a self-amplifying mRNA vaccine candidate to demonstrate meaningful protection against COVID-19 disease in a pivotal primary vaccination trial, we have initiated start-up activities with an international CRO toward a pivotal booster trial intended to support global registration as a booster vaccination.

Key Updates on our Other Development Candidates

•
LUNAR-FLU - We have added a self-amplifying mRNA approach for our LUNAR-FLU program as well. A clinical candidate based on our STARR™ platform is expected to be identified by the year end and a Clinical Trial Application is anticipated to be filed in 2023.
•
LUNAR-OTC/ARCT-810 - Our rare disease program for ornithine transcarbamylase (OTC) deficiency is continuing to advance. With the improvement of the COVID-19 scenario, there was a significant uptick in recruitment and enrollment activity for the Phase 1b ascending-dose study of ARCT-810 in 12 adults with OTC deficiency. Dosing of the first cohort (0.2 mg/kg) has completed, and the Safety Review Committee has approved dose escalation for the second cohort. Screening for the second cohort has commenced, and sites have identified a sufficient number of subjects to potentially complete study enrollment in the second half of 2022. The study is expected to complete in the fourth quarter of this year. In addition, health authorities in the UK, Belgium and Spain have approved a randomized, double-blind, placebo-controlled, nested single and multiple ascending dose Phase 2 study of ARCT-810 in 24 adolescent and adult patients with OTC-deficiency. We anticipate dosing to commence in the second quarter of 2022 and to receive interim data in a subset of patients in the second half of 2022.
•
LUNAR-CF/ARCT-032 – In our preclinical program for cystic fibrosis, which is being supported in part by the Cystic Fibrosis Foundation, nonclinical and preclinical studies have led to the identification of a Preclinical Candidate and nebulizer system that should allow this product to be advanced into clinical development. We expect to file an application for a first-in-human study for ARCT-032 , our mRNA therapeutic candidate for CF, in the second half of 2022.

Key Updates on our Research and Platform Activities

•
We have several partnered programs. Recently, we reported achieving an R&D milestone in the LUNAR-HBV program as part of our collaboration with Janssen Pharmaceuticals, Inc. A LUNAR-GSDIII candidate, developed by Arcturus in collaboration with Ultragenyx is being evaluated in a Phase 1/2 clinical trial in adults with Glycogen Storage Disease Type III sponsored by Ultragenyx.
•
We continue to conduct exploratory platform development activities, including the evaluation of genome editing, and new targeting approaches, where our LUNAR® and STARR™ platforms could potentially be useful for identification and development of additional products for our portfolio.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Report and our audited financial statements and related notes for the year ended December 31, 2021. Our historical results of operations and the year-to-year comparisons of our results of operations that follow are not necessarily indicative of future results.

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

	Three Months Ended March 31,		2021 to 2022
(Dollars in thousands)	2022	2021	$ change	% change
Revenue	$5,244	$2,127	$3,117	146.5%

Revenue increased by $3.1 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in revenue primarily relates to $2.9 million revenue from the new agreement with Vinbiocare. The remaining increase of $0.2 million was from our existing collaboration partners.

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended March 31,		2021 to 2022
(Dollars in thousands)	2022	2021	$ change	% change
Operating expenses:
Research and development, net	$44,893	$50,050	$(5,157)	*
General and administrative	10,730	9,743	987	10.1%
Total	$55,623	$59,793	$(4,170)	*

* Greater than 100%

The following table presents our total research and development expenses by category:

	Three Months Ended March 31,		2021 to 2022
(Dollars in thousands)	2022	2021	$ change	% change
External pipeline development expenses:
LUNAR-COVID, net	$27,816	$29,312	$(1,496)	-5.1%
LUNAR-CF, net	1,127	1,404	(277)	-19.7%
LUNAR-OTC	1,645	3,086	(1,441)	-46.7%
Discovery technologies	1,365	7,845	(6,480)	*
External platform development expenses:
Partnered discovery technologies	779	463	316	*
Total development expenses	$32,732	$42,110	$(9,378)	*
Personnel related expenses	$10,317	$6,909	$3,408	*
Facilities and equipment expenses	1,844	1,031	813	78.9%
Total research and development expenses, net	$44,893	$50,050	$(5,157)	*

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

LUNAR-COVID expenses decreased by $1.5 million during the three months ended March 31, 2022, respectively, as compared to 2021. The decrease in the current period is primarily due increased manufacturing during the three months ended March 31, 2021 which was related to the build up of pre-launch inventory. The expense for the three months ended March 31, 2021 was partially offset by funds awarded by the Singapore EDB.

LUNAR-CF expenses were relatively consistent during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, decreasing by $0.3 million. Expenses incurred were partially offset with funds awarded by the CFF. We expect that our development efforts and associated costs will increase over the next several years as the LUNAR-CF program moves toward expected CTA submission in the third quarter of 2022.

LUNAR-OTC expenses decreased by $1.4 million during the three months ended March 31, 2022, respectively, as compared to 2021. The decrease is related to slower than expected recruiting for the ARCT-810 clinical trial caused in part by the ongoing Covid environment.

Discovery technologies represents our efforts to expand our product pipeline and are expected to remain relatively consistent in the near future. Partnered discovery technologies decreased by $6.5 million during the three months ended March 31, 2022, respectively, as compared to 2021. The decrease is primarily because in the first quarter of 2021 we acquired an exclusive license from Alexion Pharmaceuticals to certain intellectual property for approximately $5.0 million of our common stock, which we expensed in the first quarter of 2021. The remaining decrease of $1.5 million was primarily due to decreased utilization of external development resources.

Within our platform development expenses, our partnered discovery expenses with our current partners are expected to fluctuate based on the needs of our collaboration partners. Platform development expenses were relatively consistent, increasing by $0.3 million during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021.

Personnel related expenses, net of funds received from CFF, increased by $3.4 million during the three months ended March 31, 2022, respectively, as compared to 2021. The increases were associated with increased headcount costs necessary to advance our external pipeline, platform and clinical trial efforts as well as increased share-based compensation expense.

Facilities and equipment expenses increased by $0.8 million during the three months ended March 31, 2022, respectively, as compared to 2021. The increase is primarily due to higher rent and costs associated with preparing our additional facility to be ready for occupancy in the second quarter of 2022.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses increased by $1.0 million during the three months ended March 31, 2022, as compared to 2021. The increases resulted primarily from personnel expense due to increased headcount and increased share-based compensation expense.

Finance (expense) income, net

	Three Months Ended March 31,		2021 to 2022
(Dollars in thousands)	2022	2021	$ change	% change
Interest income	$154	$188	$(34)	-18.1%
Interest expense	(718)	(546)	(172)	*
Total	$(564)	$(358)	$(206)	*

* Greater than 100%

Interest income is generated on cash and cash equivalents. The decrease in interest income for the three months ended March 31, 2022 as compared to the prior year period was a result of decreased cash and cash equivalents balances. Interest expense was incurred in conjunction with our Loan and Security Agreement with Western Alliance Bank and the Singapore Loan. The increase in interest expense for the three months ended March 31, 2022 as compared to the prior year period was primarily a result of additional accrued interest expense related to the Singapore Loan that was funded in January 2021.

Other income and expense

Other income and expense items relate to gains and losses from foreign currency transactions and from equity-method investments. During the three months ended March 31, 2022 and March 31, 2021, we recorded a loss of $0.4 million and a gain of $1.2 million, respectively, in connection with our equity-method investment in Vallon Pharmaceuticals, Inc., of which we hold approximately 12%.

Off-balance sheet arrangements

Through March 31, 2022, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended March 31, 2022, the Company has funded its operations principally with the proceeds from the sale of capital stock, long-term debt and revenues earned through collaboration agreements. At March 31, 2022, we had $319.7 million in unrestricted cash and cash equivalents.

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

Pursuant to the Third Amendment, the Bank agreed to make a term loan to us on October 30, 2019, in the amount of $15.0 million (the “Term Loan”). The resulting net increase in the indebtedness of us was $5.0 million. The Term Loan bears interest at a floating rate ranging from 1.25% to 2.75% above the prime rate. The amendment further provides that the Term Loan has a maturity date of October 30, 2023. We shall make monthly payments of interest only until the interest-only end date of August 1, 2022.

Manufacturing Support Agreement

On November 7, 2020, we entered into a Manufacturing Support Agreement (the “Support Agreement”) with the EDB. Pursuant to the Support Agreement, the EDB agreed to make a term loan of S$62.1 million, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (the “Singapore Loan”). The EDB has agreed to an extension of the reconciliation period to March 31, 2022 with unused funds as of such date to be subsequently returned within thirty days, subject to any further agreed upon extension of the reconciliation date. The parties are in continued negotiations with respect to amendments of the Singapore Loan terms. Under current terms, (i) we are to provide a quarterly reconciliation report within forty-five days of each financial quarter end, (ii) we provided a schedule of expenditures through March 31, 2022 which will be followed by an audited statement of actual expenditures through March 31, 2022 by June 30, 2022, (iii) we are to provide EDB with a right of first refusal on GMP manufacturing slots of the LUNAR-COV19 vaccine candidate up to an agreed-upon maximum amount, (iv) and the obligation to repay the Singapore Loan will be secured by an interest in the raw materials and manufacturing equipment purchased by us with the funds from the Singapore Loan in form and substance satisfactory to the EDB in its sole discretion. We elected to borrow the full amount available under the Support Agreement of S$62.1 million ($46.6 million) on January 29, 2021. As of March 31, 2022, the Company has reported a portion of the Singapore Loan as current to reflect a potential principal repayment of approximately 20.9 million Singapore dollars (US $15.4 million) in fiscal year 2022 based on amounts not used toward the manufacture of ARCT-021 and is expecting to refund this portion during the third quarter of 2022.

The Singapore Loan accrues interest at a rate of 4.5% per annum calculated on a daily basis. At the end of each fiscal year, accrued interest is added to the principal amount of the loan and bears additional interest accordingly. Subject to certain exceptions, the Singapore Loan is intended to be a limited recourse loan that will be repaid solely through a royalty payment of 10% of net sales proceeds of the LUNAR-COV19 vaccine candidate, up to the amount of the outstanding principal and interest under the Singapore Loan. However, all unpaid principal and interest under the Singapore Loan will be due and payable five years after draw date, if net sales of the LUNAR-COV19 vaccine exceed a certain minimum threshold during this five year period or we obtain clearance to sell the vaccine in specified jurisdictions. Unpaid principal and interest under the Singapore Loan will also become due and payable upon an event of default under the Support Agreement. The first vaccine sales, including the amount of net sales, shall be reported to EDB within 10 days of delivery and quarterly reports of aggregate vaccine sales, including net sales proceeds shall be provided within 30 days after quarter end.

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

General Financial Resources

A significant portion of our current unrestricted cash and cash equivalents balance of $319.7 million is expected to be utilized during fiscal year 2022 to fund (i) a portion of the planned COVID Booster trial, (ii) further progress of our FLU vaccine programs, (iii) the continued Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (iv) advances to our LUNAR-CF program toward submission of a CTA during the second half of 2022 and (v) continued expansion of our platform and other general administrative activities.

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

Overview

The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash provided by (used in):
Operating activities	$(49,039)	$(42,950)
Investing activities	(2,111)	(118)
Financing activities	336	47,012
Net (decrease) increase in cash, cash equivalents and restricted cash	$(50,814)	$3,944

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

Net cash used in operating activities was $49.0 million on a net loss of $54.1 million for the three months ended March 31, 2022, compared to net cash used of $42.9 million on a net loss of $56.3 million for the three months ended March 31, 2021. Adjustments for non-cash charges which includes share-based compensation expense and depreciation and amortization were $8.7 million and $11.3 million for the three months ended March 31, 2022 and 2021, respectively. Changes in working capital resulted in adjustments to operating net cash outflows of $3.7 million and inflows of $2.1 million for the three months ended March 31, 2022 and 2021, respectively. Changes in working capital for the three months ended March 31, 2022 were primarily driven by decreases in deferred revenue and accrued liabilities, partly offset by increases in accounts payable and prepaid expenses. Changes in working capital for the three months ended March 31, 2021 were primarily driven by an increase in accounts payable and accrued liabilities and a decrease in prepaid expenses, partly offset by a decrease in deferred revenue.

Investing Activities

Net cash used in investing activities of $2.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, reflects cash used to purchase property and equipment.

Financing Activities

Net cash provided by financing activities of $0.3 million for the three months ended March 31, 2022 consisted of net proceeds from the exercise of stock options. Net cash provided by financing activities of $47.0 million for the three months ended March 31, 2021 consisted of net proceeds from debt related to the Singapore Loan of $46.6 million and proceeds from the exercises of stock options of $0.4 million.

Funding Requirements

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin commercialization of our products. As a result, we will require additional capital to fund our operations in order to support our long-term plans. We believe that our current cash position will be sufficient to meet our anticipated cash requirements through at least the next twelve months, assuming, among other things, no significant unforeseen expenses, continued funding from partners at anticipated levels and our payment obligations continuing to follow the current maturity schedule under our long-term credit facility referenced in Note 5. We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

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
•
market disruptions, including significant volatility in the financial markets caused by the Russia/Ukraine conflict.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2021 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level, and we believe the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended March 31, 2022 fairly present, in all material respects, our financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we strongly encourage you to review. Other than as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022.

Instability in geographies where the Company has operations and personnel or where the Company derives revenue could have a material adverse effect on the Company’s business, customers, operations and financial results.

Economic, civil, military and political uncertainty may arise or increase in regions where we, our collaborators, critical service providers or other key third parties operate or derive revenue. Further, countries from which we, our collaborators, critical service providers or other key third parties operate or derive revenue may experience military action and/or civil and political unrest. In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region is likely. The aggregate impact to Eastern Europe and Europe as a whole, as well as actions taken by countries or global organizations, including but not limited to new and stricter sanctions and policies by the United States, Canada, the United Kingdom, the European Union and/or the United Nations, against Russia, Belarus and Ukraine, and officials or other individuals, regions, and industries therein, is not knowable at this time. Further, potential responses to such sanctions and policies by Russia, Belarus, Ukraine, or other actors, including but not limited to increased tensions and more dramatic military actions, is not knowable at this time. Beyond the impact this conflict has had on Eastern Europe and the surrounding regions, these events have roiled global financial markets and supply chains. Any of the foregoing, individually or collectively, may have a material adverse impact on our business, financial condition and results of operations.

Any booster study for ARCT-154 may have difficulty in its enrollment, initiation and completion. Further, the transition of the COVID-19 pandemic to an endemic stage may impact the commercial potential of ARCT-154 and our COVID-19 program.

We have initiated start-up activities with an international CRO toward a pivotal Phase 3 booster trial for ARCT-154, our lead next-generation self-amplifying mRNA vaccine candidate. The trial would be a necessary step toward an approval of ARCT-154 as a booster and possibly for any approval in any significant market. The trial could face many challenges, including enrollment, procurement of a comparator vaccine and regulatory approvals to proceed, and we expect that additional studies would also be required for approvals. If we are unable to proceed with or complete the trial for any reason, we might not be able to achieve an approval for ARCT-154, and our COVID-19 vaccine program would be materially adversely impacted. Further, as the COVID-19 pandemic transitions to an endemic stage, the commercial potential of ARCT-154 and our COVID-19 vaccine program may be significantly reduced. As we continue to evaluate the changing environment, we may reevaluate our activities and planned expenditures on our COVID-19 vaccine program. The development of ARCT-154 also remains subject to the other risks mentioned in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

4.1

Description of Registrant’s Securities. Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 28, 2022 (File No. 001-38942).

10.1†

Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.2†	Amended and Restated 2019 Omnibus Equity Incentive Plan. Incorporated by reference Exhibit 4.3 to the Registration Statement on Form S-8 filed on August 5, 2020 (File No. 333-240397).

10.3**

Loan and Security Agreement, dated October 12, 2018, by and between Western Alliance Bank and Arcturus Therapeutics, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Report of Foreign Private Issuer on Form 6-K filed on October 15, 2018 (File No. 001-35932).

10.4**

Amended and Restated Amendment to Development and Option Agreement, dated as of September 28, 2018, by and between CureVac AG and Arcturus Therapeutics Inc. Incorporated by reference to Exhibit 99.2 to the Company’s Report of Foreign Private Issuer on Form 6-K filed on October 1, 2018 (File No. 001-35932).

10.5**

Research Collaboration and License Agreement, by and between Arcturus Therapeutics, Inc. and Janssen Pharmaceuticals, Inc., dated October 18, 2017. Incorporated by reference to Exhibit 4.7 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.6**

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

10.9**

Third Amendment to Research Collaboration and License Agreement, by and between Arcturus Therapeutics, Inc. and Ultragenyx Pharmaceutical Inc., effective June 18, 2019. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 20, 2019 (File No. 001- 38942).

10.10**

Letter Agreement, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation, dated May 16, 2017. Incorporated by reference to Exhibit 4.11 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.11**

Amendment No. 2 to Letter Agreement, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation, dated August 1, 2019. Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2019.

10.12**

Development and Option Agreement, by and between Arcturus Therapeutics, Inc. and CureVac AG, dated January 1, 2018, as amended May 3, 2018. Incorporated by reference to Exhibit 4.12 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.13**

Third Amendment to Development and Option Agreement, by and between Arcturus Therapeutics, Inc. and CureVac AG, dated July 26, 2019. Incorporated by reference to Exhibit 10.20 to Form 10-Q filed on August 14, 2019 (File No. 001-38942).

10.14**

Co-Development and Co-Commercialization Agreement, by and between Arcturus Therapeutics, Inc. and CureVac AG, dated January 1, 2018. Incorporated by reference to Exhibit 4.13 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.15

Termination Agreement, by and between Arcturus Therapeutics, Inc. and CureVac AG, dated July 26, 2019. Incorporated by reference to Exhibit 10.21 to Form 10-Q filed on August 14, 2019 (File No. 001-38942).

10.16**

License Agreement, by and between Arcturus Therapeutics, Inc., as successor-in-interest to Marina Biotech, Inc., and Protiva Biotherapeutics Inc., dated as of November 28, 2012. Incorporated by reference to Exhibit 4.14 to Form 20-F/A filed on July 10, 2018 (File No. 001-35932).

10.17**

Patent Assignment and License Agreement, by and between Arcturus Therapeutics, Inc. and Marina Biotech, Inc., dated as of August 9, 2013. Incorporated by reference to Exhibit 4.15 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.18

Share Exchange Agreement, dated as of February 11, 2019, by and between Arcturus Therapeutics Ltd. and Arcturus Therapeutics Holdings Inc. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 18, 2019 (File No. 001-35932).

10.19**

Amended and Restated Joint Venture, Research Collaboration and License Agreement, dated as of July 14, 2018 by and between Arcturus Therapeutics, Inc. and Providence Therapeutics, Inc. Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 10, 2019 (File No. 001-35932).

10.20**

Research Collaboration Agreement, dated as of March 8, 2019 by and between Arcturus Therapeutics, Inc. and Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 18, 2019 (File No. 001-35932).

10.21

Lease Agreement, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated October 4, 2017. Incorporated by reference to Exhibit 4.6 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.22

First Amendment to Lease Agreement, by and between Arcturus Therapeutics Holdings Inc. and ARE-SD Region No. 44, LLC dated February 1, 2020. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.23**

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

10.25**

Manufacturing Support Agreement, dated November 7, 2020, by and between Arcturus Therapeutics Holdings Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on November 9, 2020 (File No. 001-38942).

10.26

Fourth Amendment to Loan and Security Agreement, dated December 1, 2020, by and between Arcturus Therapeutics, Inc. and Western Alliance Bank. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 7, 2020 (File No. 001-38942).

10.27†	2020 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to Form S-8 filed on August 5, 2020 (File No. 333-240392).

10.28

Second Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated November 13, 2020. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2020 (File No. 001-38942).

10.29

Third Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated February 25, 2021. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2020 (File No. 001-38942).

10.30	Arcturus Therapeutics Holdings Inc. Severance Policy for Executives. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021 (File No. 001-38942).

10.31

Technology License and Technical Support Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiocare Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

10.32

Framework Drug Substance Supply Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiocare Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

10.33

Fifth Amendment to Loan and Security Agreement, dated October 27, 2021, by and between Arcturus Therapeutics, Inc. and Western Alliance Bank. Incorporated by reference to Exhibit 10.34 to Form 10-Q filed on November 9, 2021 (File No. 001-38942).

10.34	Lease, by and between Arcturus Therapeutics, Inc. and TPSC IX, LLC, dated September 29, 2021. Incorporated by reference to Exhibit 10.35 to Form 10-Q filed on November 9, 2021 (File No. 001-38942).

10.35†

Arcturus Therapeutics Holdings Inc. 2021 Inducement Equity Incentive Plan. Incorporated by reference Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 20, 2021 (File No. 333-260391).

10.36*	Sixth Amendment to Loan and Security Agreement, dated April 19, 2022, by and between Arcturus Therapeutics, Inc. and Western Alliance Bank.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: May 9, 2022	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer