Form 10-Q
period 2022-09-30
Arcturus Therapeutics Holdings Inc.
filed 2022-11-09
CIK 1768224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 26,492,869 shares of voting common stock outstanding.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this quarterly report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference herein may contain express or implied “forward-looking statements” within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Forward-looking statements in this quarterly report include, but are not limited to, statements about:

•
our compliance, and ability to remain in compliance, with the stringent requirements of our current and potential government contracts, including our arrangements with the Biomedical Advanced Research and Development Authority, a division of the Office of the Assistant Secretary for Preparedness and Response within the U.S. Department of Health and Human Services and the Department of Defense;
•
the status, success and benefits of our arrangements with private and governmental entities, some of which are subject to termination for convenience by our counterparties;
•
regulatory filings, submissions and notices related to our commercial arrangements, including those made to the U.S. Federal Trade Commission and Department of Justice pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976;
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
•
the anticipated benefits and success of our collaboration agreement with CSL Seqirus related to the licensure of our STARR™ mRNA technology and LUNAR® lipid-mediated delivery, including our timely receipt of upfront and potential royalty and other payments thereunder;
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

ii

•
our ability to continue as a going concern; and
•
the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(in thousands, except par value information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$237,676	$370,492
Accounts receivable	2,044	3,367
Prepaid expenses and other current assets	6,960	5,102
Total current assets	246,680	378,961
Property and equipment, net	11,347	5,643
Operating lease right-of-use asset, net	33,519	5,618
Equity-method investment	—	515
Non-current restricted cash	2,081	2,077
Total assets	$293,627	$392,814
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,962	$10,058
Accrued liabilities	25,529	23,523
Current portion of long-term debt	27,702	22,474
Deferred revenue	4,656	43,482
Total current liabilities	75,849	99,537
Deferred revenue, net of current portion	5,179	19,931
Long-term debt, net of current portion	32,038	40,633
Operating lease liability, net of current portion	31,218	4,502
Other non-current liabilities	3,676	—
Total liabilities	$147,960	$164,603
Stockholders’ equity
Common stock, $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 26,492 at September 30, 2022 and 26,372 at December 31, 2021	26	26
Additional paid-in capital	601,129	575,675
Accumulated deficit	(455,488)	(347,490)
Total stockholders’ equity	145,667	228,211
Total liabilities and stockholders’ equity	$293,627	$392,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$13,369	$2,437	$45,706	$6,565
Operating expenses:
Research and development, net	37,688	45,398	120,770	141,127
General and administrative	12,488	10,860	34,211	30,645
Total operating expenses	50,176	56,258	154,981	171,772
Loss from operations	(36,807)	(53,821)	(109,275)	(165,207)
Gain (loss) from equity-method investment	—	(250)	(515)	670
Gain from foreign currency	1,862	506	3,237	923
Finance expense, net	(321)	(519)	(1,445)	(1,397)
Net loss	$(35,266)	$(54,084)	$(107,998)	$(165,011)
Net loss per share, basic and diluted	$(1.33)	$(2.05)	$(4.09)	$(6.27)
Weighted-average shares outstanding, basic and diluted	26,467	26,338	26,423	26,302
Comprehensive loss:
Net loss	$(35,266)	$(54,084)	$(107,998)	$(165,011)
Comprehensive loss	$(35,266)	$(54,084)	$(107,998)	$(165,011)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2021	26,372	$26	$575,675	$(347,490)	$228,211
Net loss	—	—	—	(51,169)	(51,169)
Share-based compensation expense	—	—	7,371	—	7,371
Issuance of common stock upon exercise of stock options	35	—	336	—	336
BALANCE – March 31, 2022	26,407	$26	$583,382	$(398,659)	$184,749
Net loss	—	—	—	(21,563)	(21,563)
Share-based compensation expense	—	—	7,274	—	7,274
Issuance of common stock upon exercise of stock options	27	—	257	—	257
BALANCE – June 30, 2022	26,434	$26	$590,913	$(420,222)	$170,717
Net loss	—	—	—	$(35,266)	(35,266)
Share-based compensation expense	—	—	9,436	—	9,436
Issuance of common stock upon exercise of stock options	36	—	369	—	369
Issuance of common stock under equity plans	22	—	411	—	411
BALANCE – September 30, 2022	26,492	$26	$601,129	$(455,488)	$145,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY – (Continued)

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2020	26,192	$26	$540,343	$(143,816)	$396,553
Net loss	—	—	—	(56,346)	(56,346)
Issuance of common stock related to acquired in-process research and development	75	—	5,000	—	5,000
Share-based compensation expense	—	—	6,987	—	6,987
Issuance of common stock upon exercise of stock options	52	—	413	—	413
BALANCE – March 31, 2021	26,319	$26	$552,743	$(200,162)	$352,607
Net loss	—	—	—	(54,581)	(54,581)
Share-based compensation expense	—	—	7,540	—	7,540
Issuance of common stock upon exercise of stock options	8	—	82	—	82
BALANCE – June 30, 2021	26,327	$26	$560,365	$(254,743)	$305,648
Net loss	—	—	—	(54,084)	(54,084)
Share-based compensation expense	—	—	6,870	—	6,870
Issuance of common stock upon exercise of stock options	9	—	177	—	177
Issuance of common stock under equity plans	13	—	515	—	515
BALANCE – September 30, 2021	26,349	$26	$567,927	$(308,827)	$259,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
OPERATING ACTIVITIES:
Net loss	$(107,998)	$(165,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	976	883
Share-based compensation expense	24,081	21,397
Acquired in-process research and development expense	—	5,000
Loss (gain) from equity-method investment	515	(670)
Foreign currency transaction gain	(2,976)	(923)
Other non-cash expenses	3,899	2,477
Changes in operating assets and liabilities
Accounts receivable	1,323	110
Prepaid expense and other assets	(1,858)	(2,302)
Accounts payable	5,335	(2,569)
Accrued liabilities	2,015	13,569
Deferred revenue	(53,578)	35,493
Net cash used in operating activities	(128,266)	(92,546)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,919)	(2,288)
Net cash used in investing activities	(3,919)	(2,288)
FINANCING ACTIVITIES:
Proceeds from debt	—	46,599
Proceeds from exercise of stock options	962	672
Proceeds from the issuance of common stock under equity plans	411	515
Payments on debt obligations	(2,000)	—
Net cash used in (provided by) financing activities	(627)	47,786
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(132,812)	(47,048)
Cash, cash equivalents and restricted cash at beginning of the period	372,569	463,002
Cash, cash equivalents and restricted cash at end of the period	$239,757	$415,954

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$585	$514
Non-cash investing activities
Right-of-use assets acquired through operating leases	$30,191	$1,828
Acquisition of in-process research and development through issuance of common stock	$—	$5,000
Purchase of property and equipment in accounts payable and accrued expenses	$2,761	$60

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company” or "Arcturus") is a global late-stage clinical messenger RNA medicines company focused on the development of infectious disease vaccines and significant opportunities within liver and respiratory rare diseases. The Company became a clinical stage company during 2020 when it announced that its Investigational New Drug (“IND”) application for ornithine transcarbamylase (“OTC”) deficiency and its Clinical Trial Application (“CTA”) for candidate LUNAR-COV19 were approved by applicable health authorities.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Arcturus and its subsidiaries and are unaudited. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.

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

Joint Ventures, Equity Method Investments and Variable Interest Entities

Investments for which the Company exercises significant influence, but does not have control are accounted for under the equity method. Equity method investment activity is related to a 49% joint venture with Axcelead, Inc. (see the following paragraph for further details) and an 7% ownership in Vallon Pharmaceuticals, Inc. (see “Note 10, Related Party Transactions” for further details). The Company’s share of the investees’ results is presented as either income or loss from equity method investees in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

The equity method of accounting is applicable for the JV Entity as the Company does not own more than 50% of voting power, but has influence over the operation and financial policies of the investee. The Company accounts for its investment in the JV Entity using the equity method of accounting as specified in Accounting Standard Codification (“ASC”) 323, Investments — Equity Method and Joint Ventures. Under ASC 323, equity method investments are recorded initially at cost. The Company’s initial investment in the JV Entity totaled $9.2 million. However, the JV Entity paid back the Company's initial investment of $9.2 million as an upfront fee/consideration for the License and Technology Transfer Agreement. In substance, there was no cash consideration paid by the Company for its 49% equity interest in the JV Entity.

Liquidity

The Company has incurred significant operating losses since its inception. As of September 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $455.5 million and $347.5 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through September 30, 2022, the Company has funded its operations principally with the proceeds from the sale of capital stock, revenues earned through collaboration agreements and proceeds from long-term debt.

At September 30, 2022, the Company’s balance of cash and cash equivalents, including restricted cash, was $239.8 million.

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

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

(in thousands)	September 30, 2022	September 30, 2021
Cash and cash equivalents	$237,676	$413,880
Non-current restricted cash	2,081	2,074
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$239,757	$415,954

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

The following table presents changes during the nine months ended September 30, 2022 in the balances of contract assets, including receivables from collaborative partners, consulting and related technology transfer partners, and contract liabilities, including deferred revenue, as compared to what was disclosed in the Company’s Annual Report.

(in thousands)	Contract Assets
BALANCE - December 31, 2021	$3,367
Additions for revenue recognized from billings	1,700
Deductions for cash collections	(3,023)
BALANCE – September 30, 2022	$2,044

(in thousands)	Contract Liabilities
BALANCE - December 31, 2021	$63,413
Additions for advanced billings	1,700
Reclassifications to accrued liabilities	(9,572)
Deductions for promised services provided in current period	(45,706)
BALANCE – September 30, 2022	$9,835

The following table summarizes the Company’s revenues for the periods indicated (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Vinbiocare	$11,237	$600	$26,815	$600
Janssen	934	636	2,593	2,229
Ultragenyx	928	926	2,814	2,776
CureVac	225	241	673	713
Israel Ministry of Health	—	—	12,500	—
Other	45	34	311	247
Total revenue	$13,369	$2,437	$45,706	$6,565

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant collaboration arrangements.

Vinbiocare

During 2021 the Company entered into certain agreements with Vinbiocare, a member of Vingroup Joint Stock Company, whereby the Company would provide technical expertise and support services to Vinbiocare to assist in the build out of a mRNA drug product manufacturing facility in Vietnam. The Company received an upfront payment in aggregate of $40.0 million as part of the Vinbiocare Agreement. In October 2022, the Company and Vinbiocare executed a letter agreement terminating the Technology License and Technical Support Agreement and the Framework Drug Substance Supply Agreement (collectively, the “License & Supply Agreements”). The Company incurred no financial penalties in connection with the termination of the License & Supply Agreements and has no further financial obligations to Vinbiocare under these terminated agreements.

In association with the termination of the License & Supply Agreements, the Company signed in October 2022 the Study Support Agreement with Vinbiocare which provides for Vinbiocare to continue serving as the regulatory and financial sponsor of clinical studies conducted in Vietnam of ARCT-154. To support the continuing activities of these studies, the Study Support Agreement further provides for the Company to conduct certain services and to compensate Vinbiocare to help achieve the objectives of these studies.

The Company has determined that the execution of the Study Support Agreement constitutes a type 1 subsequent event and the impact to the transaction price should be recognized as of September 30, 2022, as the contract negotiations began during the third quarter of 2022 and the conditions existed as of September 30, 2022 although not finalized until October 2022. The Company has reserved a portion of the original upfront payment to be paid to Vinbiocare over the future periods pursuant to the Study Support Agreement by reclassifying a portion of the upfront payment received from Vinbiocare pursuant to the License & Supply Agreements, from deferred revenue to short-term and long-term liabilities, based on the anticipated timing of the payments to Vinbiocare, and removed that portion of the upfront payment from the transaction price of the modified arrangement. The transaction price was not adjusted for payments that are contingent upon the occurrence of future regulatory or sales related events based on the information currently available to the Company.

The Company has concluded that is has no remaining performance obligations as of September 30, 2022, and therefore has recognized the remaining transaction price of $11.2 million as revenue during the period ended September 30, 2022. As of September 30, 2022, the Company has accrued liabilities related to this arrangement of $5.9 million in current liabilities and $3.7 million in non-current liabilities that will be paid upon the occurrence of specified events through the first quarter of 2025. Vinbiocare is also eligible to receive a single digit percentage of amounts from net sales, if any, of ARCT-154 (or next-generation COVID vaccine) up to a capped amount of low single digit millions. The Company had no remaining deferred revenue as of September 30, 2022. As of December 31, 2021, the deferred revenue balance was $37.2 million.

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

As of September 30, 2022, the remaining transaction price consisting of upfront consideration received, budgeted reimbursable out-of-pocket costs and a preclinical milestone payment of $1.0 million received in the fourth quarter of 2021, is expected to be recognized using an input method over the remaining research period. None of the remaining development and commercialization milestones were included in the transaction price as they are outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur, provided that the reported sales are reliably measurable, and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price.

Total deferred revenue as of September 30, 2022 and December 31, 2021 for Janssen was $6.0 million and $6.3 million, respectively.

On October 31, 2022, Janssen delivered to the Company notice of termination of the 2017 Agreement. The termination is effective 60 days after notice. The Company will not incur any penalties as a result of this termination.

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

The current potential development, regulatory and commercial milestone payments for the existing development targets as of September 30, 2022 are $138.0 million. Ultragenyx will pay royalties as a single-digit percentage of net sales on a product-by-product and country-by-country basis during the applicable royalty term. As of September 30, 2022, Ultragenyx is working to identify and enroll patients in a Phase 1/2 study.

As of September 30, 2022, the transaction price included the upfront consideration received, option payments, exclusivity extension payments and additional consideration received pursuant to Amendment 3 of the Ultragenyx Agreement (“Amendment 3”). The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that the consideration is outside the control of the Company and contingent upon success in future clinical trials, approval from the FDA and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to Ultragenyx and therefore have also been excluded from the transaction price. During the three months ended September 30, 2022, no adjustments were made to the transaction price.

Amendment 3 was deemed a contract modification and accounted for as part of the original Ultragenyx Agreement. The transaction price is recognized to revenue on a straight-line basis using an input method over the 4-year reserve target exclusivity period. The reserve target exclusivity period represents the timing over which promised goods/services will be provided. Total deferred revenue at September 30, 2022 and December 31, 2021 from Ultragenyx was $2.8 million and $5.5 million, respectively.

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

As of September 30, 2022, the transaction price included the upfront consideration received. The Company recognizes the reimbursement of labor and expenses as costs are incurred and none of the development and commercialization milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the collaborator’s efforts. Any consideration related to sales-based royalties will be recognized when the related sales occur as they are constrained, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as such sales were determined to relate predominantly to the license granted to CureVac and therefore have also been excluded from the transaction price. As of September 30, 2022, no adjustments were made to the transaction price.

The upfront consideration of $5.0 million was recorded as deferred revenue in the Company’s condensed balance sheet upon receipt and is currently being recognized as revenue on a straight-line basis using an input method over the remaining 10 month contractual term as of September 30, 2022. Total deferred revenue as of September 30, 2022 and December 31, 2021 for CureVac was $0.7 million and $1.4 million, respectively.

Other Agreements

In January 2022, the Company entered into an agreement with a pharmaceutical company, whereby the pharmaceutical company agreed to fund up to $25 million for a clinical trial for a LUNAR-COV19 vaccine candidate as a booster. The Company submitted billings from a third party of $4.9 million related to the clinical trial which falls under the expected funding of $25 million of the booster program. The Company received the $4.9 million reimbursement for the billings subsequent to September 30, 2022. The Company has not recognized any revenue associated with this agreement as of September 30, 2022.

Israeli Ministry of Health

On August 17, 2020, the Company entered into an agreement with the Israeli Ministry of Health (the “MOH”) to supply the Company’s COVID-19 vaccine candidate to Israel (the “Israel Supply Agreement”) subject to certain conditions, including applicable regulatory approvals. In October 2020, and in association with the Israel Supply Agreement, the Company received a non-refundable payment of $12.5 million from the MOH. This payment of $12.5 million is associated with a specified clinical trial milestone and serves as an initial reserve payment for a specified number of doses of the LUNAR-COV19 vaccine candidate pursuant to the Israel Supply Agreement. As a result of the making of this payment, the MOH became bound to purchase an initial quantity of 500,000 reserved vaccine doses, as set forth in and subject to the terms and conditions of the Israel Supply Agreement. Furthermore, the Israel Supply Agreement permitted termination by the MOH immediately upon written notice to Arcturus if the Company did not obtain certain regulatory approvals by December 31, 2021. On April 14, 2022, Arcturus received notice from the MOH to terminate the Israel Supply Agreement. Therefore, the Company recognized the payment as revenue during the second quarter of 2022 as there were no remaining performance obligations under the agreement. No termination penalties were incurred by the Company connection therewith.

Note 3. Grant Revenue

BARDA Grant

In August 2022, the Company entered into a cost reimbursement contract with the Biomedical Advanced Research and Development Authority ("BARDA"), a division of the Office of the Assistant Secretary for Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS) for an award of up to $63.2 million for the development of a pandemic influenza vaccine using the Company's STARR™ self-amplifying mRNA vaccine platform technology. The Company earns grant revenue for performing tasks under the agreement.

The Company determined that the agreement with BARDA is not in the scope of ASC 808 or ASC 606. Applying International Accounting Standards No. 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance, by analogy, the Company recognizes grant revenue from the reimbursement of direct out-of-pocket expenses, overhead allocations and fringe benefits for research costs associated with the grant. The costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s condensed consolidated statements of operations.

We recognized an immaterial amount of revenue during the three months ended September 30, 2022, which is included in revenue on the Company's condensed consolidated statements of operations. As of September 30, 2022, the remaining available funding net of revenue earned was $63.2 million.

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

As of September 30, 2022 and December 31, 2021, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 5. Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Research equipment	$8,584	$6,735
Computers and software	1,038	488
Office equipment and furniture	958	574
Leasehold improvements	2,486	44
Construction in progress	3,513	2,058
Total	16,579	9,899
Less accumulated depreciation and amortization	(5,232)	(4,256)
Property and equipment, net	$11,347	$5,643

Depreciation and amortization expense was $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, and $1.0 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. Construction in progress primarily includes research equipment that is expected to be placed into service during 2022.

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued compensation	$7,802	$3,578
Cystic Fibrosis Foundation liability (Note 9)	—	2,777
Current portion of operating lease liability	3,783	1,537
Clinical accruals	2,026	8,675
Vinbiocare contractual liabilities	5,896	—
Other accrued research and development expenses	6,022	6,956
Total	$25,529	$23,523

Note 6. Debt

Manufacturing Supply Agreement

On November 7, 2020, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc., entered into a Manufacturing Support Agreement (the “Support Agreement”) with the Economic Development Board of the Republic of Singapore (the “EDB”). Pursuant to the Support Agreement, the EDB agreed to make a term loan (the “Singapore Loan”) of S$62.1 million to the Company, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (ARCT-021). The Singapore Loan accrues interest at a rate of 4.5% per annum calculated on a daily basis. The Company elected to borrow the full amount available under the Support Agreement of S$62.1 million ($46.6 million) on January 29, 2021. The EDB agreed to an extension of the reconciliation period to March 31, 2022, with unused funds as of such date returned to the EDB within 30 days following the completion of the customary audit and signed amendment of the Singapore Loan. This audit is scheduled to be completed during the fourth quarter of 2022. During the third quarter of 2022, the Company reported a portion of the Singapore Loan as current to reflect a potential principal repayment that is pending audit completion of approximately S$20.9 million ($15.7 million) in fiscal year 2022 based on amounts not used towards the manufacture of ARCT-021, and expects to refund this portion in the first quarter of fiscal year 2023.

The Singapore Loan was initially recorded as long-term debt at $46.6 million, the amount of cash proceeds at the time the Company received the funding. During the first quarter of 2022, accrued interest of $1.9 million related to 2021 was added to the principal debt balance in accordance with the terms of the Support Agreement and the balance was adjusted to reflect the current exchange rate resulting in an increase in the debt balance to $47.8 million. The Company recorded a net foreign currency transaction gain of $3.0 million for the nine months ended September 30, 2022 compared to a net foreign currency transaction gain of $0.9 million for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2022, the Company recorded interest expense and a corresponding liability of $0.5 million and $1.6 million, respectively, compared to interest expense and a corresponding liability of $0.5 million and $1.4 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the Company was in compliance with all covenants under the Singapore Loan and related commitments.

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

Should an event of default occur, including the occurrence of a material adverse effect, the Company could be liable for immediate repayment of all obligations under the Loan Agreement. As of September 30, 2022, the Company was in compliance with all covenants under the Loan Agreement.

Principal payments, including the final payment due at repayment, on the long-term debt are as follows as of September 30, 2022:

(in thousands)
2022	$3,000
2023	10,300
Total	$13,300

The Company recognized interest expense related to its long-term debt of $0.7 million during each of the three months ended September 30, 2022 and 2021, and $2.1 million and $2.0 million during the nine months ended September 30, 2022 and 2021, respectively.

Note 7. Stockholders’ Equity

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

Net Loss per Share

Dilutive securities that were not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2022 as they were anti-dilutive totaled 507,021 and 650,144, respectively, and 1,457,223 and 1,514,023 for the three and nine months ended September 30, 2021.

Note 8. Share-Based Compensation Expense

In June 2022 at the Company’s 2022 Annual Meeting of Stockholders (the "2022 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increases the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 3,750,000 shares, for a total of up to 8,750,000 shares available for issuance. On June 30, 2022, the Company filed a Form S-8 with the Commission to register the issuance of up to 3,750,000 additional shares following the 2022 Annual Meeting. As of September 30, 2022, a total of 3,490,857 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders will not be required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. On October 20, 2021, the Company filed a Form S-8 with the Commission to register the issuance of up to 1,000,000 shares underlying awards under the 2021 Plan. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. As of September 30, 2022, a total of 70,400 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Stock Options

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$3,996	$3,304	$10,811	$10,132
General and administrative	5,440	3,566	13,270	11,265
Total	$9,436	$6,870	$24,081	$21,397

Note 9. Income Taxes

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

For the three and nine months ended September 30, 2022 and 2021, the Company recorded no income tax expense. No tax benefit was provided for losses incurred in United States because those losses are offset by a full valuation allowance.

Note 10. Commitments and Contingencies

COVID-19 Vaccine Development

On March 4, 2020, the Company was awarded a grant (“Grant 1”) from the Singapore EDB to support the co-development of a potential COVID-19 vaccine with the Duke-NUS Medical School. The Grant provides for up to S$14.0 million (approximately US$10.0 million using the exchange rate at the time the grant contract was entered into) in grants to support the development of the vaccine. The Grant has been paid in full by the EDB as a result of the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The funds received have been recognized as contra research and development expense. The parties are in continued negotiations with respect to amendments of Grant 1. Currently, the Company is liable for certain expenses during the program and is also subject to certain conditions including the requirement to pay an agreed upon royalty rate to Duke-NUS on future net sales of the LUNAR-COV19 ARCT-021 vaccine candidate developed with Duke-NUS in markets or jurisdictions outside of Singapore. The Company did not recognize any contra expense related to Grant 1 for the three months ended September 30, 2022 or 2021. The Company did not recognize any contra expense for the nine months ended September

30, 2022, but recognized $1.3 million of contra expense for the nine months ended September 30, 2021 related to Grant 1. As of September 30, 2022 and December 31, 2021, no amount remained in accrued expenses.

On October 2, 2020, the Company was awarded another grant (“Grant 2”) from the Singapore EDB to support the clinical development of a potential COVID-19 vaccine (ARCT-021). The grant provides for up to S$9.3 million (approximately US$6.7 million) to support the clinical development of the vaccine candidate for costs incurred in Singapore subject to certain conditions. The grant is paid in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate. The Company received the first installment of $3.6 million in the fourth quarter of 2020. The funds received are recognized as contra research and development expense as costs are incurred. During 2021, the Company recognized the remaining amount of the first installment as contra research and development expense for Grant 2. During the first quarter of 2022, the Company and EDB concluded negotiations on this Contract, and thereby reduced the overall amount received by the Company under the Grant to the first installment of $3.6 million. The EDB agreed to an extension of the reconciliation period to March 31, 2022, with unused funds as of such date returned to the EDB within 30 days following the completion of the customary audit and signed amendment of the Singapore Loan. The audit and amendment is expected to be completed during the fourth quarter of 2022.

Cystic Fibrosis Foundation Agreement

On August 1, 2019, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $15.0 million from approximately $3.2 million, (ii) the Company will provide $5.0 million in matching funds for remaining budgeted costs, (iii) the related disbursement schedule from CFF to Arcturus will be modified such that (a) $4.0 million will be disbursed upon execution of the CFF Amendment, (b) $2.0 million will be disbursed within 30 days of the first day of each of January, April, July and October 2020 upon Arcturus invoicing CFF to meet project goals, and (c) the last payment of $3.0 million less the prior award previously paid out, equaling approximately $2.3 million, will be disbursed upon Arcturus Sub invoicing CFF to meet good manufacturing practices and opening an Investigational New Drug (“IND”) application. The funds received from CFF are recognized as contra research and development expense in proportion to the percentage covered by CFF of the overall budget. For the three months ended September 30, 2022 and 2021, the Company recognized contra expense of $0.5 million and $1.6 million, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recognized contra expense of $2.7 million and $3.1 million, respectively. As of September 30, 2022 and December 31, 2021, $0.0 million and $2.8 million, respectively, remained in accrued liabilities.

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

In September 2021, the Company entered into a fourth non-cancellable lease agreement for office, research and development, engineering and laboratory space near its current headquarters. The initial term of the lease will extend ten years and eight months from the date of possession, and the Company will have the right to extend the term of the lease for an additional five-year period. When the lease term was determined for our operating lease right-of-use assets and lease liabilities, the extension option for the lease was not included. The lease has a monthly base rent ranging from $268,000 to $360,000 which escalates over the lease term. The Company received a free rent period of four months and also pays for various operating costs, including utilities and real property taxes. The Company entered into an irrevocable standby letter of credit with the landlord for a security deposit of $2.0 million upon executing the lease which is included (along with additional funds required to secure the letter of credit) in the balance of non-current restricted cash. The lease term commenced during the second quarter of 2022.

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

As of September 30, 2022, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2022	$1,338
2023	5,482
2024	5,646
2025	4,019
2026	3,603
Thereafter	23,282
Total remaining lease payments	43,370
Less: imputed interest	(8,369)
Total operating lease liabilities	$35,001
Weighted-average remaining lease term	9.0 years
Weighted-average discount rate	5.0%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $1.4 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $3.3 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 11. Related Party Transactions

Equity-Method Investment

In June 2018, the Company completed the sale of its intangible asset related to the ADAIR technology. Pursuant to the asset purchase agreement for ADAIR, the Company received a 30% ownership interest in the common stock of Vallon Pharmaceuticals, Inc. (“Vallon”) in consideration for the sale of the ADAIR technology. The Company has no requirement to invest further in Vallon. Vallon completed an initial public offering and began trading on The Nasdaq Stock Market under the ticker “VLON” in February 2021. Additionally, Vallon executed the sale of 3,700,000 shares of common stock through a private placement in May 2022 as well as an exercise of warrants for 2,220,000 shares of common stock in August 2022. As a result, Arcturus owns 843,750 shares of Vallon, or approximately 7%. Based on the Company’s ownership and the Vallon board of directors seat held by an executive of Arcturus, the Company has the ability to exercise significant influence over the operating and financial policies of Vallon; therefore, the Company accounts for this investment as an equity-method investment. The Company accounts for its share of the earnings or losses of the investee with a reporting lag of three months, as the financial statements of the investee are not completed on a basis that is sufficient for the Company to apply the equity method on a current basis. The warrant exercise was at a share price of $0.94, greater than the initial investment which resulted in the Company recording a gain in its equity-method investment. Using a three month lag, the gain has been fully offset by losses incurred by Vallon through June 30, 2022.

See “Note 1, Joint Ventures, Equity Method Investments and Variable Interest Entities” for specific details surrounding the Company’s agreement with Axcelead to form the joint venture entity, Arcalis, Inc.

Note 12. Subsequent Events

CSL Seqirus

On November 1, 2022, the Company entered into a collaboration and license agreement (the "Collaboration Agreement”) with Seqirus, Inc., a part of CSL Limited (“CSL Seqirus”), one of the world’s leading influenza vaccine providers, for the research, development, manufacture and global commercialization of self-amplifying mRNA vaccines.

CSL Seqirus will receive exclusive global access to Arcturus’ technology for vaccines against SARS-CoV-2 (COVID-19), influenza and three other globally prevalent respiratory infectious diseases. Specifically, the Collaboration Agreement grants CSL Seqirus a license to Arcturus’ STARRTM mRNA technology and LUNAR® lipid-mediated delivery, as well as mRNA drug substance and drug product manufacturing expertise. CSL Seqirus would also receive global non-exclusive access to Arcturus’

intellectual property rights in the field of pandemic preparedness (i.e., pathogens identified as priority diseases by the World Health Organization), with the right to convert to an exclusive license.

Arcturus will receive an upfront payment of $200 million. Arcturus will be eligible to potentially receive development milestones totaling more than $1.3 billion if all products are registered in the licensed fields. Arcturus will also be entitled to potentially receive up to $3 billion in commercial milestones based on “net sales” of vaccines in the various fields. In addition, Arcturus is entitled to receive a 40% share of net profits from COVID-19 vaccine sales and up to low double digit royalties of annual net sales for vaccines against influenza and the other three specified infectious disease pathogens, as well as royalties on revenues from vaccines that may be developed for pandemic preparedness. Entitlement to all such payments is subject to the strict conditions, requirements, royalties reduction provisions and other limitations set forth in the Collaboration Agreement.

The Collaboration Agreement sets forth how the Company and CSL Seqirus shall collaborate to research and develop vaccine candidates. In the COVID-19 field, the Company will lead activities for certain regulatory filings for ARCT-154 in the US and Europe and for research and development activities of a next-generation COVID vaccine candidate. CSL Seqirus will lead and be responsible for all other research and development in COVID-19, influenza and the other fields. Arcturus will provide to CSL Seqirus a credit over five years to offset expenses of research and development activities (but not against milestone payments) on non-COVID-19 programs that Arcturus conducts at the request of CSL Seqirus. CSL Seqirus will have the sole right to commercialize any products that may be developed.

The Collaboration Agreement will not become effective until expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Either party may terminate the agreement on a field-by-field basis for material breach by the other party, following notice and opportunity to cure. CSL Seqirus may also terminate the Collaboration Agreement in its entirety or on a field-by-field basis for any reason or no reason whatsoever, but may not exercise this termination “for convenience” of the entire agreement or with respect to the influenza field prior to the first commercial sale of a “vaccine product” in the US, Japan, Australia or specified European countries. The Collaboration Agreement may also be terminated by CSL Seqirus for safety reasons, clinical data nonviability, commercial nonviability and other specified reasons.

The Collaboration Agreement allows the Company to fulfill its obligations under its award from the Biomedical Advanced Research and Development Authority (BARDA) relating to rapid pandemic influenza response and announced by the Company in August 2022.

Janssen

On October 31, 2022, Arcturus received notice of termination from Janssen Pharmaceuticals, Inc. of the Research Collaboration and License Agreement, by and between Arcturus Therapeutics, Inc. and Janssen Pharmaceuticals, Inc., dated October 18, 2017 (the “Janssen Agreement”). The Janssen Agreement provided for the parties to collaborate on developing nucleic acid-based therapeutic candidates for the treatment of Hepatitis B. The Janssen Agreement was terminated in its entirety by Janssen for convenience. Arcturus will not incur any penalties as a result of this termination. The termination is effective 60 days after notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three and nine month period ended September 30, 2022. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10‑K for the year ended December 31, 2021 (the “2021 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 1, 2022. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2021 Annual Report.

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

We are leveraging our proprietary platform relating to LUNAR® and our nucleic acid technologies to develop and advance a pipeline of mRNA-based vaccines and therapeutics for the prevention of infectious diseases and treatment of rare genetic disorders with significant unmet medical needs. We continue to expand this platform with innovative delivery solutions that allow us to expand our discovery efforts. Our proprietary LUNAR® technology is intended to address major hurdles in RNA drug development, such as the effective and safe delivery of RNA therapeutics to disease-relevant target tissues and for RNA vaccines the mitigation of challenges associated with cold chain storage and distribution via lyophilization. We believe the versatility of our platform to target multiple tissues, its compatibility with various nucleic acid therapeutics, and our expertise in developing scalable manufacturing processes will allow us to deliver on the next generation of nucleic acid medicines.

The following chart represents our current pipeline of Partnered mRNA Therapeutics and Vaccines:

Key Updates on our Vaccine Program

On November 1, 2022, we announced a strategic collaboration with CSL Seqirus, one of the world’s leading influenza vaccine providers, for the development, manufacture, and global commercialization of self-amplifying mRNA vaccines. CSL Seqirus is part of CSL Limited.

The collaboration combines CSL Seqirus’ established global vaccine commercial and manufacturing infrastructure with Arcturus’ manufacturing expertise and innovative STARR™ self-amplifying mRNA vaccine and LUNAR® delivery platform technologies. Arcturus' manufacturing expertise and innovative STARR™ self-amplifying mRNA vaccine and LUNAR® delivery platform technologies have enabled the Company’s low dose, lyophilized and durable self-amplifying mRNA vaccines against COVID.

Summary of CSL Seqirus Collaboration

Under the terms of the agreement, CSL Seqirus will receive exclusive global access to Arcturus’ technology for vaccines against SARS-CoV-2 (COVID-19), influenza and three other globally prevalent respiratory infectious diseases. Specifically, the Collaboration Agreement grants CSL Seqirus a license to Arcturus’ STARR mRNA technology and LUNAR lipid-mediated delivery, as well as mRNA drug substance and drug product manufacturing expertise. CSL Seqirus will also receive global non-exclusive access to Arcturus’ intellectual property rights in the field of pandemic preparedness (i.e., pathogens identified as priority diseases by the World Health Organization), with the right to convert to an exclusive license. CSL Seqirus will lead manufacturing scale up and commercialization of approved vaccines. The collaboration plans to advance our current LUNAR-COV19 and LUNAR-FLU vaccine programs, as well as three other globally prevalent respiratory infectious diseases.

Arcturus will receive $200 million upfront and is eligible to receive over $1.3 billion in development milestones and over $3 billion in commercial milestones. In addition, the Company is eligible to receive a 40% net profit share for COVID vaccine products and up to low double-digit royalties for vaccines against flu and three other respiratory pathogens.

Arcturus will receive mid-single-digit royalties of any Advance Purchase Agreement (APAs) contracts consummated by CSL Seqirus with government and related entities that use Arcturus technology.

Arcturus will also receive up to low double-digit royalties on sales for vaccines developed with Arcturus technology for use against pathogens listed in the World Health Organization (WHO) Blueprint List of Priority Diseases or declared a Public Health Emergency of International Concern (PHEIC) as part of Seqirus’ pandemic preparedness efforts.

Key Updates on Arcturus-Owned mRNA Therapeutic Development Candidates

The following chart represents our current pipeline of Arcturus-Owned mRNA Therapeutic Candidates:

•
LUNAR-OTC/ARCT-810 - Our rare disease program for ornithine transcarbamylase (OTC) deficiency is continuing to advance. With the increased availability of COVID-19 vaccines and the corresponding reduction of restrictions, there was a significant uptick in recruitment and enrollment activity for the Phase 1b ascending-dose study of ARCT-810 in 12 adults with OTC deficiency. Dosing of the first, second and third cohorts (0.2 mg/kg, 0.3 mg/kg and 0.4mg/kg) has completed, and the fourth cohort (0.5 mg/kg) is being added to the study. In addition, health authorities in the UK, Belgium, Sweden and Spain have approved a randomized, double-blind, placebo-controlled, nested single and multiple ascending dose Phase 2 study of ARCT-810 in 24 adolescent and adult patients with OTC-deficiency. Screening has begun and dosing is expected to begin in Q4 2022. On July 18, 2022, Orphan Drug Designation was granted in the EU by the European Commission based on a positive opinion issued by the EMA.
•
LUNAR-CF/ARCT-032 – Our preclinical program for cystic fibrosis is being supported in part by the Cystic Fibrosis Foundation. Results from preclinical studies demonstrate robust protein expression in respiratory epithelium treated with

LUNAR-mRNA in vitro and in vivo. Further, CF human bronchial epithelial cells treated with ARCT-032 in vitro demonstrate restoration of CFTR activity. Nonclinical studies also support advancement of ARCT-032 into clinical development. We expect to file an application for a first-in-human study for ARCT-032, our mRNA therapeutic candidate for CF, by year end.

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

	Three Months Ended September 30,		2021 to 2022
(in thousands)	2022	2021	$ change	% change
Revenue	$13,369	$2,437	$10,932	*

	Nine Months Ended September 30,		2021 to 2022
(in thousands)	2022	2021	$ change	% change
Revenue	$45,706	$6,565	$39,141	*

* Greater than 100%

Revenue increased by $10.9 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in revenue primarily relates to an increase in revenue of $10.6 million related to the agreement with Vinbiocare.

Revenue increased by $39.1 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in revenue primarily relates to an increase in revenue of $26.2 million related to the agreement with Vinbiocare and an increase of $12.5 million related to the recognition of reservation fees from the Israeli MOH.

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended September 30,		2021 to 2022		Nine Months Ended September 30,		2021 to 2022
(in thousands)	2022	2021	$ change	% change	2022	2021	$ change	% change
Operating expenses:
Research and development, net	$37,688	$45,398	$(7,710)	-17.0%	$120,770	$141,127	$(20,357)	-14.4%
General and administrative	12,488	10,860	1,628	15.0%	34,211	30,645	3,566	11.6%
Total	$50,176	$56,258	$(6,082)	-10.8%	$154,981	$171,772	$(16,791)	-9.8%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended September 30,		2021 to 2022		Nine Months Ended September 30,		2021 to 2022
(in thousands)	2022	2021	$ change	% change	2022	2021	$ change	% change
External pipeline development expenses:
LUNAR-COVID, net	$16,018	$29,392	$(13,374)	-45.5%	$60,774	$85,790	$(25,016)	-29.2%
LUNAR-OTC, net	2,063	1,478	585	39.6%	6,471	6,631	(160)	-2.4%
Early stage programs	2,801	727	2,074	285.3%	7,031	3,601	3,430	95.3%
Discovery technologies	3,680	3,708	(28)	-0.8%	8,287	17,259	(8,972)	-52.0%
External platform development expenses:
Personnel related expenses	$11,013	$8,719	$2,294	26.3%	$31,862	$24,191	$7,671	31.7%
Facilities and equipment expenses	2,113	1,374	739	53.8%	6,345	3,655	2,690	73.6%
Total research and development expenses, net	$37,688	$45,398	$(7,710)	-17.0%	$120,770	$141,127	$(20,357)	-14.4%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities. Research and development expense was $37.7 million for the three months ended September 30, 2022, respectively, compared with $45.4 million in the comparable period last year, primarily reflecting decreased manufacturing costs of $10.9 million offset by an increase of $2.3 million in personnel related expenses and an increase of facilities expense of $0.7 million. Research and development expense was $120.8 million for the nine months ended September 30, 2022, respectively, compared with $141.1 million in the comparable period last year, primarily attributable to decreases in clinical and manufacturing costs of $27.3 million and lab supplies of $4.0 million, offset by increases in personnel costs of $7.7 million and facilities and equipment costs of $2.7 million and a decrease in contra research and development expenses $1.4 million. We expect that our research and development efforts and associated costs will increase and continue to be substantial over the next several years as our pipeline progresses.

Early stage programs represent programs that are in the pre-clinical or Phase 1 clinical stage and may be partnered or unpartnered, including the CF program. Discovery technologies represents our efforts to expand our product pipeline and are primarily related to pre-partnered studies and new capabilities assessment. For several of our programs, the activities are part of our collaborative and other relationships and the expenses may be partially offset with funds that have been awarded to the Company. The expenses primarily consist of external manufacturing costs, lab supplies, equipment, and consulting and professional fees. Both early stage programs and discovery technologies expenses are expected to steadily increase over the coming years.

Personnel related expenses primarily consist of employee salaries and benefits, share-based compensation and consultants and are expected to continue to increase in the near future as we continue increase headcount to meet the needs of our external pipeline, platform and clinical trial efforts. Additionally, personnel related expenses will continue to rise as we increase salaries in line with increases in the market rates in order to retain our employees.

Facilities and equipment expenses continue to increase as we expand. The nine months ended September 30, 2022 includes increased rent and associated costs related to a new facility we took possession of in April 2022. Facilities and equipment expenses are expected to increase in the near term due to increased rent expense related to our new facility.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related benefits for our executive, administrative, legal and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses. General and administrative expense was $12.5 million and $34.2 million for the three and nine months ended September 30, 2022, respectively, compared with $10.9 million and $30.6 million in the comparable periods last year. The increases resulted primarily from personnel expense due to increased headcount and salaries, as well as increased rent expense associated with the new facility.

Finance (expense) income, net

	Three Months Ended September 30,		2021 to 2022		Nine Months Ended September 30,		2021 to 2022
(in thousands)	2022	2021	$ change	% change	2022	2021	$ change	% change
Interest income	$444	$192	$252	131.3%	$766	$569	$197	34.6%
Interest expense	(765)	(711)	(54)	7.6%	(2,211)	(1,966)	(245)	12.5%
Total	$(321)	$(519)	$198	-38.2%	$(1,445)	$(1,397)	$(48)	3.4%

Interest income is generated on cash and cash equivalents. The increases in interest income for the three and nine months ended September 30, 2022 as compared to the prior year periods were primarily a result of increased interest rates. Interest expense was incurred in conjunction with our Loan and Security Agreement with Western Alliance Bank and the Singapore Loan and was relatively flat for the three and nine months ended September 30, 2022 as compared to the prior year periods.

Other income and expense

	Three Months Ended September 30,		2021 to 2022		Nine Months Ended September 30,		2021 to 2022
(in thousands)	2022	2021	$ change	% change	2022	2021	$ change	% change
Gain (loss) from equity-method investment	$—	$(250)	$250	-100.0%	$(515)	$670	$(1,185)	*
Gain from foreign currency	1,862	506	1,356	*	3,237	923	2,314	*
Total	$1,862	$256	$1,606	*	$2,722	$1,593	$1,129	70.9%

* Greater than 100%

Other income and expense items relate to gains and losses from foreign currency transactions and from equity-method investments. We recorded foreign currency gains of $1.9 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, compared with gains of $0.5 million and $0.9 million in the comparable periods last year which is primarily attributable to the Singapore Loan.

We recorded no gain or loss for the three months ended September 30, 2022 and a loss of $0.5 million for the nine months ended September 30, 2022, compared with a $0.3 million loss and $0.7 million gain in the comparable periods last year in connection with our equity-method investment in Vallon Pharmaceuticals, Inc.

Off-balance sheet arrangements

Through September 30, 2022, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended September 30, 2022, the Company has funded its operations principally with the proceeds from the sale of capital stock, long-term debt and revenues earned through collaboration agreements. At September 30, 2022, we had $237.7 million in unrestricted cash and cash equivalents.

During fiscal year 2021, the Company received a term loan of $46.6 million from Economic Development Board of the Republic of Singapore ("EDB"). The Company is in discussions with EDB regarding the loan and is expecting that it will pay back approximately $15.7 million during the first quarter of 2023, representing funds that were not spent on the original ARCT-021 COVID-19 vaccine candidate. The Company has notified EDB that the ARCT-021 program will not continue and has asked that the remaining portion of the loan related to the ARCT-021 program be forgiven at time the amendment is signed, which is expected during the fourth quarter of 2022.

Additionally, during 2021, the Company received an upfront payment of $40.0 million from Vinbiocare to fund the technology transfer and build out of a mRNA drug product manufacturing facility in Vietnam during 2021, in connection with entering into the Technology License and Technical Support Agreement and the Framework Drug Substance Supply Agreement, each signed July 29, 2021 and effective July 30, 2021 (collectively, the “License & Supply Agreements”). In October 2022, in association with the termination of the existing License and Supply Agreements, Vinbiocare and the Company signed a new Study Support Agreement which will fund certain parts of the Vietnam clinical trial. As such, the Company has reserved a portion of the original $40.0 million upfront payment within accrued expenses that will be paid over the next two years to Vinbiocare as part of the new Study Support Agreement.

Loan and Security Agreement

On October 12, 2018, we entered into a Loan and Security Agreement with Western Alliance Bank (the “Loan Agreement”). Pursuant to the Third Amendment, the Bank agreed to increase the Loan Agreement to $15.0 million on October 30, 2019. The Loan Agreement bears interest at a floating rate ranging from 1.25% to 2.75% above the prime rate. The amendment further provides that the Loan Agreement has a maturity date of October 30, 2023. The interest-only period ended on August 1, 2022,ad and we began making payments towards the principal balance.

Manufacturing Support Agreement

On November 7, 2020, our wholly-owned subsidiary, Arcturus Therapeutics, Inc., entered into a Manufacturing Support Agreement (the “Support Agreement”) with the Economic Development Board of the Republic of Singapore (the “EDB”). Pursuant to the Support Agreement, the EDB agreed to make a term loan (the “Singapore Loan”) of S$62.1 million to the Company, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (ARCT-021). The Singapore Loan accrues interest at a rate of 4.5% per annum calculated on a daily basis. We elected to borrow the full amount available under the Support Agreement of S$62.1 million ($46.6 million) on January 29, 2021. The EDB agreed to an extension of the reconciliation period to March 31, 2022, with unused funds as of such date returned to the EDB within 30 days following the completion of the customary audit of the Singapore Loan. This audit is scheduled to be completed during the fourth quarter of 2022. During the third quarter of 2022, we reported a portion of the Singapore Loan as current to reflect a potential principal repayment of approximately S$20.9 million ($15.7 million) in fiscal year 2022 based on amounts not used towards the manufacture of ARCT-021. We expect to refund this portion in the first quarter of fiscal year 2023.

The Singapore Loan was initially recorded as long-term debt at $46.6 million, the amount of cash proceeds at the time we received the funding. During the first quarter of 2022, accrued interest of $1.9 million related to 2021 was added to the principal debt balance in accordance with the terms of the Support Agreement and the balance was adjusted to reflect the current exchange rate resulting in an increase in the debt balance to $47.8 million. We recorded a net foreign currency transaction gain of $3.0 million for the nine months ended September 30, 2022 compared to a net foreign currency transaction gain of $0.9 million for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2022, we recorded interest expense and a corresponding liability of $0.5 million and $1.6 million, respectively, compared to interest expense and a corresponding liability of $0.5 million and $1.4 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we were in compliance with all covenants under the Singapore Loan and related commitments.

Vinbiocare Agreement

During 2021 we entered into the Technology License and Technical Support Agreement and the Framework Drug Substance Supply Agreement with Vinbiocare, a member of Vingroup Joint Stock Company (collectively, the “License & Supply Agreements”), whereby we would provide technical expertise and support services to Vinbiocare to assist in the build out of a mRNA drug product manufacturing facility in Vietnam. We received an upfront payment in aggregate of $40.0 million as part of the License and Supply Agreements. In October 2022, in association with the termination of the License and Supply Agreements, we signed the Study Support Agreement with Vinbiocare which continues Vinbiocare’s clinical obligations and reserved a portion of the original $40 million upfront payment received from the License and Supply Agreements to be paid over the future periods.

The Study Support Agreement requires us to pay to Vinbiocare certain limited payments, including upon the occurrence of specified events through the first quarter of 2025. Vinbiocare is also eligible to receive a single digit percentage of amounts received by Arcturus on net sales, if any, of ARCT-154 (or next-generation COVID vaccine) up to a capped amount.

We have reclassified a portion of the $40 million upfront payment received from Vinbiocare under the License and Supply Agreements from deferred revenue to short-term and long-term liabilities, based on the anticipated timing of the payments to Vinbiocare by the Company under the Study Support Agreement, and removed that portion from the transaction price of the License and Supply Agreements. In association with the termination of the License and Supply Agreements, we have concluded that the Company has no remaining performance obligations as of September 30, 2022 related to the License and Supply Agreements, and therefore has recognized the remaining transaction price of $4.2 million as revenue during the period ended September 30, 2022. The revenue recognized in 2022 relates to the delivery of drug substance, consulting to support the build out of the manufacturing facility and technical transfer and consulting to support the phase 3 clinical trial.

General Financial Resources

We have a current unrestricted cash and cash equivalents balance of $237.7 million. On November 1, 2022, the Company entered into a collaboration and license agreement with CSL Seqirus and will receive an upfront payment of $200 million and will be eligible to potentially receive development milestones totaling more than $1.3 billion if all products are registered in licensed fields. We will also be entitled to potentially receive up to $3 billion in commercial milestones based on “net sales” of vaccines in the various fields. In addition, we are entitled to receive a 40% share of net profits from COVID-19 vaccine sales and up to low double digit royalties of annual net sales for vaccines against influenza and the other three specified infectious disease pathogens, as well as royalties on revenues from vaccines that may be developed for pandemic preparedness. We expect to utilize our remaining funds on (i) the continued Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (ii) advances to our LUNAR-CF program toward submission of a CTA during the fourth quarter of 2022 and (iii) continued expansion of our platform and other general administrative activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level, and we believe the condensed consolidated financial statements included in this Form 10-Q for the quarterly periods ended September 30, 2022 fairly present, in all material respects, our financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

U.S. Government agencies have special contracting authority that gives them the ability to terminate and/or modify its contracts.

On August 31, 2022, the Company entered into a cost reimbursement contract (the “Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”) of the U.S. Department of Health and Human Services to support the development of a low-dose pandemic influenza candidate based on Arcturus’ proprietary self-amplifying messenger RNA-based vaccine platform.

The Contract, as with most U.S. Government contracts, is subject to audit, and contains termination provisions allowing the government to terminate all or part of the contract at its sole discretion, which will subject us to additional risks. These risks include the ability of the U.S. Government unilaterally to:

• preclude us, either temporarily or for a set period of time, from receiving new contracts or extending our existing or future contracts based on violations or suspected violations of laws or regulations;

• terminate our contract, either for the convenience of the government (at the government’s sole discretion, for example, if funds become unavailable or the government no longer wants the work) or for default (for failing to perform in accordance with the contract schedule and terms);

• revise the scope and value of our contract and/or revise the timing for work to be performed;

• audit and object to our contract-related costs and fees, including allocated indirect costs;

• control and potentially prohibit the export of our products, if and when developed;

• claim rights to intellectual property, including products, that may be developed under the contract; and

• add or remove the terms and conditions in our contract.

Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed, settlement expenses, and profit on the work completed prior to termination. A contractor’s rights under a termination for convenience are limited to an adjustment of profit and, with the contracting officer’s concurrence, a reduction in the estimated cost. Under the general termination for convenience procedures, a partial termination is treated as a full termination when (i) the terminated portion is clearly severable from the balance of the contract or (ii) when contract performance is virtually complete or performance of the continued portion of the contract is only on subsidiary items or is otherwise not substantial. Termination-for-default provisions do not permit these recoveries and could make us liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

Our business is subject to audit by the U.S. Government, and a negative audit could adversely affect our business.

Several U.S. Government agencies, such as the Defense Contract Audit Agency (the “DCAA”), routinely audit and investigate government contractors. These agencies review, among other things, a contractor’s performance under its contracts, incurred costs, cost structure and compliance with applicable laws, regulations and standards.

The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

• termination of contracts;

• forfeiture of profits;

• suspension of payments;

• fines; and

• suspension or prohibition from conducting business with the U.S. Government.

In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Effectiveness of our commercial arrangement with CSL Seqirus remains subject to regulatory approval, and failure to timely obtain such approval could negatively affect our future business and financial results.

Effectiveness of the Collaboration and License Agreement with CSL Seqirus is conditioned on the expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 (“HSR”). There is no assurance that we will receive the necessary HSR approval, and if HSR approval is not obtained, the Collaboration and License Agreement will terminate in accordance with its terms. Such termination could materially adversely affect our business, financial results, financial condition, and stock price.

Data from our ongoing Phase 1/2/3 clinical trials of ARCT-154 in Vietnam may not provide sufficient evidence to the Vietnamese regulatory authorities, the US FDA or regulatory authorities in other jurisdictions that it is sufficiently safe and effective to achieve any marketing approval (including any emergency use authorization) or to have a plausible clinical path to an approval.

The completion of these clinical trials in Vietnam and their review by Vietnamese regulatory authorities may be delayed substantially because of a recently exposed scandal involving COVID-19 testing kits. The scandal has resulted in expulsions of high-level officials in the Ministry of Health as well as Center for Disease Control directors & health officials in 14 provinces. Clinical trial results are inherently uncertain, and a significant portion of our potential success and business prospects currently depend on our COVID-19 vaccine program. If we cannot demonstrate sufficient safety and efficacy and complete these clinical trials on a timely basis, we likely will have missed a substantial market opportunity for COVID-19 vaccines, after dedicating significant efforts and financial resources to this program, and our commercial relationships may be materially adversely affected. Data from this trial is crucial for the success of the COVID-19 vaccine program.

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

10.34

Sixth Amendment to Loan and Security Agreement, dated April 19, 2022, by and between Arcturus Therapeutics, Inc. and Western Alliance Bank. Incorporated by reference to Exhibit 10.36 to Form 10-Q filed on May 8, 2022 (File No. 001-38942).

10.35†	Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on June 30, 2022.

10.36* **

Cost Reimbursement Contract dated August 31, 2022, by and between Arcturus Therapeutics Holdings Inc. and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services.

10.37**

Study Support Agreement, dated October 31, 2022, by and between Arcturus Therapeutics, Inc. and Vinbiocare Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 4, 2022 (File No. 001-38942).

10.38* **	Collaboration and License Agreement, dated November 1, 2022, by and between Arcturus Therapeutics Holdings Inc. and CSL Limited.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: November 9, 2022	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer