Form 10-Q
period 2023-03-31
Arcturus Therapeutics Holdings Inc.
filed 2023-05-09
CIK 1768224

cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 26,562,951 shares of voting common stock outstanding.

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
•
the completion and acceptance of a protocol amendment for our cystic fibrosis candidate;
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
•
the likelihood or timing of any regulatory approval, including of the NDA filed in Japan for ARCT-154;
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
•
our ability to obtain and maintain intellectual property protection for our product candidates; interactions with regulatory authorities in the United States and foreign countries;

ii

•
our ability to attract and retain experienced and seasoned scientific and management professionals;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(in thousands, except par value information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$327,935	$391,883
Accounts receivable	92,483	2,764
Prepaid expenses and other current assets	4,137	8,686
Total current assets	424,555	403,333
Property and equipment, net	12,635	12,415
Operating lease right-of-use asset, net	31,557	32,545
Non-current restricted cash	2,116	2,094
Total assets	$470,863	$450,387
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,344	$7,449
Accrued liabilities	32,293	30,232
Current portion of long-term debt	—	60,655
Deferred revenue	38,493	28,648
Total current liabilities	90,130	126,984
Deferred revenue, net of current portion	20,569	20,071
Operating lease liability, net of current portion	29,187	30,216
Other non-current liabilities	1,729	2,804
Total liabilities	141,615	180,075
Stockholders’ equity
Common stock, $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 26,555 at March 31, 2023 and 26,555 at December 31, 2022	27	27
Additional paid-in capital	616,608	608,426
Accumulated deficit	(287,387)	(338,141)
Total stockholders’ equity	329,248	270,312
Total liabilities and stockholders’ equity	$470,863	$450,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2023	2022
Revenue:
Collaboration revenue	$79,729	$5,244
Grant revenue	556	—
Total revenue	80,285	5,244
Operating expenses:
Research and development, net	51,768	44,893
General and administrative	13,762	10,730
Total operating expenses	65,530	55,623
Income (loss) from operations	14,755	(50,379)
Loss from equity-method investment	—	(384)
(Loss) gain from foreign currency	(328)	158
Gain on debt extinguishment	33,953	—
Finance income (expense), net	2,477	(564)
Net income (loss) before income taxes	50,857	(51,169)
Provision for income taxes	103	-
Net income (loss)	$50,754	$(51,169)
Earnings (loss) per share:
Basic	$1.91	$(1.94)
Diluted	$1.87	$(1.94)
Weighted-average shares used in calculation of earnings (loss) per share:
Basic	26,555	26,376
Diluted	27,149	26,376
Comprehensive income (loss):
Net income (loss)	$50,754	$(51,169)
Comprehensive income (loss)	$50,754	$(51,169)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	26,555	$27	$608,426	$(338,141)	$270,312
Net income	—	—	—	50,754	50,754
Share-based compensation expense	—	—	8,182	—	8,182
Balance at March 31, 2023	26,555	$27	$616,608	$(287,387)	$329,248

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	26,372	$26	$575,675	$(347,490)	$228,211
Net loss	—	—	—	(51,169)	(51,169)
Share-based compensation expense	—	—	7,371	—	7,371
Issuance of common stock upon exercise of stock options	35	—	336	—	336
Balance at March 31, 2022	26,407	$26	$583,382	$(398,659)	$184,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities
Net income (loss)	$50,754	$(51,169)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	578	224
Share-based compensation expense	8,182	7,371
Loss from equity-method investment	—	384
Foreign currency translation loss (gain)	160	(158)
Gain on debt extinguishment	(33,953)	—
Other non-cash expenses	502	546
Changes in assets and liabilities:
Accounts receivable	(89,719)	(324)
Prepaid expense and other assets	4,549	1,466
Right-of-use assets	988	373
Accounts payable	11,788	(44)
Accrued liabilities	986	(3,553)
Deferred revenue	10,343	(3,710)
Lease liabilities	(1,029)	(445)
Net cash used in operating activities	(35,871)	(49,039)
Investing activities
Acquisition of property and equipment	(691)	(2,111)
Net cash used in investing activities	(691)	(2,111)
Financing activities
Proceeds from exercise of stock options	—	336
Payments on debt obligations	(27,364)	—
Net cash (used in) provided by financing activities	(27,364)	336
Net decrease in cash, cash equivalents and restricted cash	(63,926)	(50,814)
Cash, cash equivalents and restricted cash at beginning of the period	393,977	372,569
Cash, cash equivalents and restricted cash at end of the period	$330,051	$321,755

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$2,102	$169
Non-cash investing activities
Purchase of property and equipment in accounts payable and accrued expenses	$107	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company” or "Arcturus") is a global late-stage clinical messenger RNA medicines company focused on the development of infectious disease vaccines and opportunities within liver and respiratory rare diseases. The Company became a clinical stage company during 2020 when it announced that its Investigational New Drug (“IND”) application for ornithine transcarbamylase (“OTC”) deficiency and its Clinical Trial Application (“CTA”) for candidate LUNAR-COV19 were approved by applicable health authorities.

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Joint Ventures, Equity Method Investments and Variable Interest Entities

Investments for which the Company exercises significant influence, but does not have control are accounted for under the equity method. Equity method investment activity is related to a 49% joint venture with Axcelead, Inc. (see the following paragraph for further details) and an ownership in GRI Bio, Inc. (formerly Vallon Pharmaceuticals, Inc.) (see “Note 10, Related Party Transactions” for further details). The Company’s share of the investees’ results is presented as either income or loss from equity method investees in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Liquidity

The Company has incurred significant operating losses since its inception. As of March 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $287.4 million and $338.1 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through March 31, 2023, the Company has funded its operations principally with the proceeds from the sale of capital stock, revenues earned through collaboration agreements and proceeds from long-term debt.

At March 31, 2023, the Company’s balance of cash and cash equivalents, including restricted cash, was $330.1 million.

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

Pre-Launch Inventory

Prior to obtaining initial regulatory approval for an investigational product candidate, the Company expenses costs relating to production of inventory as research and development expense in its condensed consolidated statements of operations and comprehensive income (loss), in the period incurred. When the Company believes regulatory approval and subsequent commercialization of an investigational product candidate is probable, and the Company also expects future economic benefit from the sales of the investigational product candidate to be realized, it will then capitalize the costs of production as inventory.

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

(in thousands)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$327,935	$319,678
Non-current restricted cash	2,116	2,077
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$330,051	$321,755

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive shares of common stock for the three months ended March 31, 2023 and 2022 are comprised of stock options.

No dividends were declared or paid during the reported periods.

Recently Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the condensed consolidated financial statements and disclosures.

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

The following table presents changes during the three months ended March 31, 2023 in the balances of receivables and contract liabilities related to strategic collaboration agreements as compared to what was disclosed in the Company’s Annual Report.

(in thousands)	December 31, 2022	Additions	Deductions	March 31, 2023
Contract Assets:
Accounts receivable	$2,764	$90,763	$(1,044)	$92,483
Contract Liabilities:
Deferred revenue	$48,719	$90,628	$(80,285)	$59,062

The following table summarizes the Company’s revenues for the periods indicated.

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Collaboration Revenue:
CSL Seqirus	$78,218	$—
Vinbiocare	—	2,858
Janssen	491	1,131
Other	1,020	1,255
Total collaboration revenue	$79,729	$5,244
Grant revenue:
BARDA	$556	$—
Total grant revenue	$556	$—

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant collaboration arrangements.

CSL Seqirus

On November 1, 2022, the Company entered into a Collaboration and License Agreement (the “CSL Collaboration Agreement”) with Seqirus, Inc., a part of CSL Limited (“CSL Seqirus”), for the global exclusive rights to research, develop, manufacture, and commercialize vaccines. Under the terms of the CSL Collaboration Agreement, the Company will provide CSL Seqirus with an exclusive global license to its STARR™ self-amplifying mRNA technology, LUNAR® lipid-mediated delivery, along with mRNA drug substance and drug product manufacturing process. CSL Seqirus will lead development and commercialization of vaccines under the collaboration. The collaboration plans to advance vaccines against SARS-CoV-2 (COVID-19), influenza, pandemic preparedness as well as three other respiratory infectious diseases.

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

In March 2023, Arcturus achieved development milestones, including milestones associated with nominating next generation vaccine candidates, resulting in $90.0 million due from CSL Seqirus. Subsequently, in April 2023 the Company received an advance payment of $23.6 million for the manufacturing and supply of ARCT-154. The advance payment is for specified manufacturing runs of ARCT-154 which includes the drug substance utilized, as well as the reservation fees and related manufacturing requirements.

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

As of March 31, 2023, the transaction price consisted of upfront consideration received and milestones achieved in March 2023. Additional variable consideration was not included in the transaction price at March 31, 2023 because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The vaccine license was recognized at the point in time when it was transferred and any additional consideration allocated to the license is recognized at the point that the consideration becomes probable of non-reversal as the performance obligation has been delivered. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized during the quarter ended March 31, 2023 relates to the license delivered, milestones achieved and services performed.

Total deferred revenue as of March 31, 2023 and December 31, 2022 was $57.4 million and $45.6 million, respectively.

Vinbiocare

During 2021 the Company entered into certain agreements (collectively, the “Vinbiocare License & Supply Agreements”) with Vinbiocare Biotechnology Joint Stock Company (“Vinbiocare”), a member of Vingroup Joint Stock Company, whereby the Company would provide technical expertise and support services to Vinbiocare to assist in the build out of a mRNA drug product manufacturing facility in Vietnam. The Company received an upfront payment in aggregate of $40.0 million as part of the Vinbiocare License & Supply Agreements. In October 2022, the Company and Vinbiocare executed a letter agreement terminating the License & Supply Agreements. The Company incurred no financial penalties in connection with the termination of the License & Supply Agreements and has no further financial obligations to Vinbiocare under these terminated agreements.

In October 2022, in association with the termination of the License & Supply Agreements, the Company signed the Study Support Agreement with Vinbiocare which provides that Vinbiocare shall continue to serve as the regulatory and financial sponsor of clinical studies conducted in Vietnam of ARCT-154 pursuant to the Company’s arrangements with Vinbiocare (the “Study Support Agreement”). To support the continuing activities of these studies, the Study Support Agreement further provides for the Company to conduct certain services and to compensate Vinbiocare to help achieve the objectives of these studies. In February of 2023, the Company agreed to provide additional financial support in the amount of approximately $2.1 million to allow Vinbiocare to provide additional study support duties related to the ARCT-154 clinical study. As a result, the Company reserved $11.8 million of the original upfront payment to be paid to Vinbiocare over the future periods pursuant to the Study Support Agreement by reclassifying a portion of the upfront payment received from Vinbiocare pursuant to the License & Supply Agreements, from deferred revenue to short-term and long-term liabilities, based on the anticipated timing of the payments to Vinbiocare, and removed that portion of the upfront payment from the transaction price of the modified arrangement. The transaction price was not adjusted for payments that are contingent upon the occurrence of future regulatory or sales related events based on the information currently available to the Company.

The Company has concluded that it has no remaining performance obligations under its prior arrangements with Vinbiocare as summarized above as of March 31, 2023. As of March 31, 2023, the Company has accrued liabilities related to this arrangement of $8.1 million in current liabilities and $1.9 million in non-current liabilities that will be paid upon the occurrence of specified events through the first quarter of 2025. Vinbiocare is also eligible to receive a single digit percentage of amounts from net sales, if any, of ARCT-154 (or next-generation COVID vaccine) up to a capped amount of low single digit millions. The Company has no remaining deferred revenue as of March 31, 2023 and December 31, 2022.

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

On October 31, 2022, Arcturus received notice of termination from Janssen Pharmaceuticals, Inc. of the 2017 Agreement, and the termination was effective as of December 30, 2022. The Company did not incur any penalties as a result of this termination. As of March 31, 2023, the licenses granted to Janssen have terminated and the Company recognized upfront consideration received and a portion of a development milestone achieved in October of 2021. The remaining transaction price of approximately $0.1 million is expected to be recognized using an input method during the second quarter of 2023.

Total deferred revenue as of March 31, 2023 and December 31, 2022 for Janssen was $0.1 million and $0.4 million, respectively.

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

The Company determined that the agreement with BARDA is not in the scope of ASC 808 or ASC 606. Applying International Accounting Standards No. 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance, by analogy, the Company recognizes grant revenue from the reimbursement of direct out-of-pocket expenses, overhead allocations and fringe benefits for research costs associated with the grant. The costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The Company recognized $0.6 million of revenue during the three months ended March 31, 2023. As of March 31, 2023, the remaining available funding net of revenue earned was $62.4 million.

Other Agreements

Remaining collaboration revenue recognized for the quarters ended March 31, 2023 and 2022 related to amortization of upfront payments received from Curevac N.V. ("Curevac") and Ultragenyx. Total deferred revenue as of March 31, 2023 and December 31, 2022 for Curevac was $0.3 million and $0.5 million, respectively. Total deferred revenue as of March 31, 2023 and December 31, 2022 for Ultragenyx was $0.9 million and $1.8 million, respectively.

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

The carrying value of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities and the Singapore Loan (as defined below) approximate their respective fair values due to their relative short maturities. The carrying amounts of long-term debt for the amount drawn on the Company’s debt facility approximates fair value as the interest rate is variable and reflects current market rates.

As of March 31, 2023 and December 31, 2022, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Research equipment	$11,063	$10,251
Computers and software	1,232	1,154
Office equipment and furniture	958	958
Leasehold improvements	2,524	2,491
Construction in progress	3,219	3,344
Total	18,996	18,198
Less accumulated depreciation and amortization	(6,361)	(5,783)
Property and equipment, net	$12,635	$12,415

Depreciation and amortization expense was $0.6 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Construction in progress primarily includes research equipment that is expected to be placed into service during 2023.

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued compensation	$6,686	$4,038
Income tax payable	1,398	1,295
Current portion of operating lease liability	3,987	3,884
Clinical accruals	4,787	4,531
Vinbiocare contractual liabilities	8,076	7,468
Other accrued research and development expenses	7,359	9,016
Total	$32,293	$30,232

Note 5. Debt

Manufacturing Supply Agreement

On November 7, 2020, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc., entered into a Manufacturing Support Agreement (the “Support Agreement”) with the Economic Development Board of the Republic of Singapore (the “EDB”). Pursuant to the Support Agreement, the EDB agreed to make a term loan (the “Singapore Loan”) of S$62.1 million to the Company, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (ARCT-021). The Singapore Loan accrued interest at a rate of 4.5% per annum calculated on a daily basis. The Company elected to borrow the full amount available under the Support Agreement of S$62.1 million ($46.6 million) on January 29, 2021. On March 23, 2023, the EDB agreed to an extension of the reconciliation period to March 22, 2023, with unused funds not utilized for the manufacture of ARCT-021 as of such date returned to the EDB. As of December 31, 2022, the outstanding balance of the Singapore Loan, which includes accrued interest, was $50.4 million of which the Company paid S$22.8 million ($17.1 million) in March 2023. As of March 31, 2023, the remaining principal portion the Singapore Loan plus accrued interest, totaling $34.0 million, was forgiven. This has been recorded as a gain on debt extinguishment in the condensed consolidated statement of operations and comprehensive income (loss).

The Company recorded a net foreign currency translation loss of $0.2 million for the three months ended March 31, 2023 and a net foreign currency translation gain of $0.2 million for the three months ended March 31, 2022. The Company also recorded interest expense of $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

Termination of Agreement with Western Alliance Bank

On March 14, 2023, the Loan and Security Agreement, dated as of October 12, 2018 (as amended and supplemented, the “Western Alliance Agreement”) with Western Alliance Bank, an Arizona corporation (“Western Alliance”), was terminated (the “Termination”) upon the receipt by Western Alliance of a payoff amount of approximately $7.4 million from the Company. The Western Alliance Agreement provided for a collateralized term loan in the aggregate principal amount of up to $15.0 million, with interest at a floating rate ranging from 1.25% to 2.75% above the prime rate and a maturity date of October 30, 2023. The payoff amount was made by the Company to Western Alliance from available cash on hand, pursuant to a payoff letter, and included payment of (i) approximately $7.0 million in principal and interest, (ii) $0.3 million fee payable upon prepayment as a result of prior FDA approval of an IND and (iii) de minimis amounts in prepayment charges and various operational fees. The Company was released from all liens under the Western Alliance Agreement.

The Company recognized interest expense related to its debt with Western Alliance Bank of $0.3 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively.

Note 6. Stockholders’ Equity

Earnings per Share

Potentially dilutive securities that were not included in the calculation of diluted earnings per share for the three months ended March 31, 2023 as they were anti-dilutive totaled 5.2 million. Potentially dilutive securities that were not included in the calculation of diluted net loss per share for the three months ended March 31, 2022 as they were anti-dilutive totaled 0.8 million.

Note 7. Share-Based Compensation Expense

In June 2022 at the Company’s 2022 Annual Meeting of Stockholders (the "2022 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increases the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 3,750,000 shares, for a total of up to 8,750,000 shares available for issuance. As of March 31, 2023, a total of 1,712,029 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders will not be required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. As of March 31, 2023, a total of 96,400 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Stock Options

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$3,508	$3,455
General and administrative	4,674	3,916
Total	$8,182	$7,371

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

For the three months ended March 31, 2023 and 2022, the Company recorded $0.1 million of income tax expense. No tax benefit was provided for losses incurred in United States because those losses are offset by a full valuation allowance.

Note 9. Commitments and Contingencies

Cystic Fibrosis Foundation Agreement

On August 1, 2019, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $15.0 million from approximately $3.2 million, (ii) the Company will provide $5.0 million in matching funds for remaining budgeted costs, (iii) the related disbursement schedule from CFF to Arcturus will be modified such that (a) $4.0 million will be disbursed upon execution of the CFF Amendment, (b) $2.0 million will be disbursed within 30 days of the first day of each of January, April, July and October 2020 upon Arcturus invoicing CFF to meet project goals, and (c) the last payment of $3.0 million less the prior award previously paid out, equaling approximately $2.1 million. In the first quarter of 2023, the last payment of $2.1 million was disbursed upon the Company invoicing CFF to meet good manufacturing practices and opening an Investigational New

Drug (“IND”) application. All remaining funds received from CFF were recognized as contra research and development expense during the year ended 2022. As such, no contra expense was recognized during the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company recognized contra expense of $1.4 million.

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

In September 2021, the Company entered into a third non-cancellable lease agreement for office, research and development, engineering and laboratory space near its current headquarters and lease term commenced during the second quarter of 2022. The initial term of the lease extends ten years and eight months from the date of possession, and the Company has the right to extend the term of the lease for an additional five-year period. When the lease term was determined for the operating lease right-of-use assets and lease liabilities, the extension option for the lease was not included. The lease has a monthly base rent ranging from $268,000 to $360,000 which escalates over the lease term. The Company received a free rent period of four months and also pays for various operating costs, including utilities and real property taxes. The Company entered into an irrevocable standby letter of credit with the landlord for a security deposit of $2.0 million upon executing the lease which is included (along with additional funds required to secure the letter of credit) in the balance of non-current restricted cash.

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

As of March 31, 2023, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2023	$4,133
2024	5,646
2025	4,019
2026	3,603
Thereafter	23,284
Total remaining lease payments	40,685
Less: imputed interest	(7,511)
Total operating lease liabilities	$33,174
Weighted-average remaining lease term	8.7 years
Weighted-average discount rate	5.0%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $1.4 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

Note 10. Related Party Transactions

Equity-Method Investment

In June 2018, the Company completed the sale of its intangible asset related to the ADAIR technology. Pursuant to the asset purchase agreement for ADAIR, the Company received a 30% ownership interest in the common stock of Vallon Pharmaceuticals, Inc. (“Vallon”) in consideration for the sale of the ADAIR technology. Vallon completed an initial public offering and began trading on The Nasdaq Stock Market under the ticker “VLON” in February 2021. Additionally, Vallon executed the sale of 3,700,000 shares of common stock through a private placement in May 2022 as well as an exercise of warrants for 2,960,000 shares of common stock in August and December 2022. As a result, Arcturus owned 843,750 shares of Vallon, or approximately 6% as of March 31, 2023.

On December 13, 2022, Vallon entered into an agreement with GRI Bio, Inc. (“GRI Bio”) pursuant to which GRI Bio will merge with a wholly-owned subsidiary of Vallon in an all-stock transaction. The transaction closed in April 2023 and the Company's executive resigned from the board of directors of Vallon. Following the closing of the merger, the combined company now operates under the name “GRI Bio, Inc.” and will focus on the development of GRI Bio’s pipeline and trade on the Nasdaq under the ticker symbol “GRI”. Following the closing of the merger, the Company holds 28,125 shares in GRI Bio, or approximately 1%.

See “Note 1, Joint Ventures, Equity Method Investments and Variable Interest Entities” for specific details surrounding the Company’s agreement with Axcelead to form the joint venture entity, Arcalis, Inc.

Note 11. Subsequent Events

Wells Fargo Credit Agreement

On April 21, 2023, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc. entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) whereby Wells Fargo will make a $50.0 million revolving credit line available to the Company (the “Loan”) and each Loan evidenced by a revolving line of credit note (the “Note”).

Borrowings under the agreement will bear interest at a rate of 1.00% above either the Daily Simple SOFR or Term SOFR (as such terms are defined in the Note), with “SOFR” being the rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. If an Event of Default (as defined in the agreement) occurs, then all Loans shall bear interest at a rate equal to 2.00% above the interest rate applicable immediately prior to the occurrence of the Event of Default.

The term of the agreement is two years, with an option for one-year renewals subject to Wells Fargo approval and the Company furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Loan amount for each such renewal. There is no penalty for terminating the agreement. There is no penalty for terminating the facility prior to the maturity date of the Note. As collateral, the Company has agreed to pledge $55.0 million in cash to be held at the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three month period ended March 31, 2023. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10‑K for the year ended December 31, 2022 (the “2022 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 29, 2023. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2022 Annual Report.

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

Overview

We are a global late-stage clinical messenger RNA medicines company focused on the development of infectious disease vaccines and opportunities within liver and respiratory rare diseases. In addition to our messenger RNA (“mRNA”) platform, our proprietary lipid nanoparticle (“LNP”) delivery system, LUNAR®, has the potential to enable multiple nucleic acid medicines, and our proprietary self-amplifying mRNA technology (Self-Transcribing and Replicating RNA, or STARR™, technology) has the potential to provide longer-lasting RNA and sustained protein expression at lower dose levels as compared to conventional mRNA.

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

Key Updates on our Vaccine Program

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

On April 11, 2023, Meiji announced that it entered into a distribution agreement with CSL Seqirus for the distribution and sales of ARCT-154, our self-amplifying mRNA vaccine candidate against COVID-19, in Japan.

On April 28, 2023, Meiji announced that it submitted to the Japanese Pharmaceuticals and Medical Devices Agency (PMDA) a New Drug Application (NDA) to manufacture and market ARCT-154 for primary immunization to prevent COVID-19 in adults in Japan.

In April 2023 we received an advance payment of $23.6 million for the manufacturing and supply of ARCT-154 from CSL Seqirus. The advance payment is for specified manufacturing runs of ARCT-154 which includes the drug substance utilized, as well as the reservation fees and related manufacturing requirements.

Key Updates on Arcturus-Owned mRNA Therapeutic Development Candidates

The following chart represents our current pipeline of Arcturus-Owned mRNA Therapeutic Candidates:

•
LUNAR-OTC/ARCT-810 - Our rare disease program for ornithine transcarbamylase (OTC) deficiency is continuing to advance. A Phase 1b study in stable OTC-deficient adults is being conducted in the United States. The trial is designed to assess safety, tolerability and pharmacokinetics of a single dose of ARCT-810, as well as various exploratory biomarkers of drug activity. Fifteen of the planned sixteen subjects, divided among four cohorts, have completed the study. A Phase 2 multiple-dose study of ARCT-810 in OTC-deficient adolescents and adults initiated dosing in December 2022 and plans to enroll approximately 24 participants in 2 dose cohorts. The study has been approved by the regulatory authorities in the UK and several other countries in Europe.
•
LUNAR-CF/ARCT-032 – Our preclinical program for cystic fibrosis is being supported in part by the Cystic Fibrosis Foundation. Results from preclinical studies demonstrate robust protein expression in respiratory epithelium treated with LUNAR-mRNA in vitro and in vivo. Further, CF human bronchial epithelial cells treated with ARCT-032 in vitro demonstrate restoration of CFTR activity. Nonclinical studies also support advancement of ARCT-032 into clinical development. A CTA was filed in December 2022 for the first-in-human study, and we have achieved the recruitment target and administration in a Phase 1 single ascending dosing study with 32 health participants (8 subjects in each of 4 cohorts). We are working on a protocol amendment to allow the dosing of patients with CF.

Updates on our Program Partnered with Ultragenyx

On October 26, 2015, we entered into a Research Collaboration and License Agreement with Ultragenyx, which was later amended in 2017, 2018 and during the second quarter of 2019 (as amended, the “Ultragenyx Agreement”). On December 1, 2021, Ultragenyx announced that the first patient had been dosed in its Phase 1/2 study of UX053, an investigational messenger RNA therapy in development under the collaboration for the treatment of Glycogen Storage Disease Type III, and thus the first milestone under the collaboration agreement had been met. Ultragenyx has completed dosing in the single ascending dose, or SAD, stage of the Phase 1/2 study of UX053 with no safety issues observed. Ultragenyx has disclosed that it will not enroll patients in the multiple ascending dose cohorts at this time to allow greater focus on its other late-stage and larger indication clinical programs. Ultragenyx has announced that the data from the SAD cohort are being analyzed and expected in the second quarter of 2023.

Key Updates on our Research and Platform Activities

We continue to conduct exploratory platform development activities, including the evaluation of genome editing, and new targeting approaches, where our LUNAR® and STARR™ platforms could potentially be useful for identification and development of additional products for our portfolio.

Discovery Program – Hepatitis B (HBV)

In April 2023, we presented LUNAR-HBV Gene Editing Data at the 18th annual Global Hepatitis Summit Conference in Paris, France. LUNAR-HBV, a potential genome editing therapeutic for Hepatitis B consisting of a pair of transcription activator-like effector nucleases (TALENs), delivered as mRNA encapsulated in our proprietary liver-directed LUNAR lipid nanoparticles. TALENs translated in the liver are designed to specifically target and irreversibly inactivate both cccDNA and integrated HBV DNA by inducing targeted mutations, typically frameshift deletions (Figure 1, Figure 2).

Figure 1 LNP-mRNA Technology for the delivery of TALENs as a potential genome editing therapy for HBV

Figure 2 HBV TALEN pair designed to target specific HBV DNA sequences

In vitro assessment of LUNAR-HBV mRNA activity and specificity in multiple cell types demonstrated a strong reduction of HBsAg production with concomitant deletions in the HBV DNA targeted sequence. Using various HBV mouse models, LUNAR-HBV showed significant dose dependent efficacy and targeting of both integrated and non-integrated HBV DNA in the liver of infected mice. In the AAV-HBV mouse model, LUNAR- HBV achieved greater than a two-log reduction of both HBV DNA and HBsAg levels in the plasma (Figure 3). Furthermore, these reductions directly correlated with the levels of edited HBV DNA observed in the livers of treated mice (Figure 3, Figure 4). LUNAR-HBV TALEN with an inactivated Fok1 nuclease did not demonstrate any gene editing activity.

Figure 3 LUNAR-HBV targets and edits episomal HBV DNA and reduces HBsAg in serum and HBV DNA levels in the AAV-HBV Mouse Model

Figure 4 LUNAR-HBV reduces the levels of rcDNA and nuclear HBV DNA in AAV-HBV mouse hepatocytes

In addition to this, LUNAR-HBV showed a significant safety margin relative to the minimal efficacious dose either with single or repeat dosing. Biodistribution studies in mice show that the liver is the main target organ of LUNAR-HBV with no genome editing activity detected in other organs. Furthermore, both the therapeutic TALEN mRNAs and proteins are short lived and are not detected in the liver 24 hours after dosing.

Orthogonal scientific approaches, combined with a rigorous risk assessment, are being used to examine the potential off target activity of LUNAR-HBV. Bioinformatic tools did not reveal any significant LUNAR-HBV potential off-target site and cell-based assays using the highest tolerated dose of mRNA encoding the genome editing nucleases (at least five-fold higher than the estimated therapeutic dose) preliminarily generated a small number of potential off-target sites at low occurrence. These potential sites are in non-coding regions of genomic areas not associated with any disease or disorder.

Ex-vivo assays using human PBMCs from multiple donors suggest a low risk of an immunogenic response to LUNAR-HBV from pre-existing immunity. Furthermore, mice receiving repeat doses of LUNAR-HBV did not show evidence of an immunogenic response based on the absence of antibodies against the genome editing nucleases in the plasma and immune cells (T-cells, B-cells or NK cells) in the liver.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Report and our audited financial statements and related notes for the year ended December 31, 2022. Our historical results of operations and the year-to-year comparisons of our results of operations that follow are not necessarily indicative of future results.

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

	Three Months Ended March 31,		2022 to 2023
(in thousands)	2023	2022	$ change	% change
Revenue	$80,285	$5,244	$75,041	*

* Greater than 100%

Revenue increased by $75.0 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in revenue is primarily attributable to an increase in revenue of $78.2 million related to the agreement with CSL Seqirus and the associated milestones achieved in the first quarter of 2023.

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended March 31,		2022 to 2023
(in thousands)	2023	2022	$ change	% change
Operating expenses:
Research and development, net	$51,768	$44,893	$6,875	15.3%
General and administrative	13,762	10,730	3,032	28.3%
Total	$65,530	$55,623	$9,907	17.8%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended March 31,		2022 to 2023
(in thousands)	2023	2022	$ change	% change
External pipeline development expenses:
LUNAR-COVID, net	$22,828	$27,816	$(4,988)	-17.9%
LUNAR-OTC, net	3,319	1,645	1,674	*
Early stage programs	4,870	1,906	2,964	*
Discovery technologies	4,751	1,365	3,386	*
External platform development expenses:
Personnel related expenses	13,271	10,317	2,954	28.6%
Facilities and equipment expenses	2,729	1,844	885	48.0%
Total research and development expenses, net	$51,768	$44,893	$6,875	15.3%

* Greater than 100%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities. Research and development expense was $51.8 million for the three months ended March 31, 2023, compared with $44.9 million in the comparable period last year, primarily reflecting increased manufacturing costs of $5.7 million, an increase of $2.3 million in personnel related expenses, an increase of travel and consulting expenses of $0.9 million, and increase in facility expenses of $0.7 million. Additionally, the increase was partially caused by $1.5 million less contra research and development expense related to the CFF agreement recognized in the three months ended March 31, 2023 as compared to the same period in 2022. The increases were offset by a decrease in clinical-related expenses of $4.4 million. We expect that our research and development efforts and associated costs will increase and continue to be substantial over the next several years as our pipeline progresses.

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

Facilities and equipment expenses continue to increase as we expand. The three months ended March 31, 2023 includes increased rent and associated costs related to a new facility we took possession of in April 2022. Facilities and equipment expenses are expected to increase in the near term due to increased rent expense related to our three facilities.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related benefits for our executive, administrative, legal and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expense was $13.8 million for the three months ended March 31, 2023, compared with $10.7 million in the comparable period last year. The increases resulted primarily from personnel expense due to increased headcount and salaries, increased travel and consulting expenses as well as increased rent expense associated with the new facility.

Finance (expense) income, net

	Three Months Ended March 31,		2022 to 2023
(in thousands)	2023	2022	$ change	% change
Interest income	$3,220	$154	$3,066	*
Interest expense	(743)	(718)	(25)	3.5%
Total	$2,477	$(564)	$3,041	*

* Greater than 100%

Interest income is generated on cash and cash equivalents. The increase in interest income for the three months ended March 31, 2023 as compared to the prior year period was the result of increased interest rates. Interest expense was incurred in conjunction with the Western Alliance Agreement and the Singapore Loan and was relatively flat for the three months ended March 31, 2023 as compared to the prior year period.

Other income and expense

	Three Months Ended March 31,		2022 to 2023
(in thousands)	2023	2022	$ change	% change
Loss from equity-method investment	$—	$(384)	$384	*
(Loss) gain from foreign currency	(328)	158	(486)	*
Gain on debt extinguishment	33,953	—	33,953	*
Total	$33,625	$(226)	$33,851	*

* Greater than 100%

Other income and expense items relate to gains and losses from foreign currency transactions and from equity-method investments. Additionally, we recorded a gain on debt extinguishment related to the Singapore Loan of $34.0 million during the three months ended March 31, 2023.

We recorded a foreign currency loss of $0.3 million for the three months ended March 31, 2023 compared with a gain of $0.2 million in the comparable period last year which is primarily attributable to the Singapore Loan. We recorded no gain or loss for the three months ended March 31, 2023 compared with a $0.4 million loss in the comparable period last year in connection with our equity-method investment in Vallon Pharmaceuticals, Inc.

Off-balance sheet arrangements

Through March 31, 2023, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended March 31, 2023, the Company has funded its operations principally with the proceeds from the sale of capital stock, long-term debt and revenues earned through collaboration agreements and government contracts. Additionally, during the fourth quarter of 2022, we received a $200.0 million upfront payment from CSL Seqirus and expect to receive future payments primarily from meeting future milestones related to the arrangement. At March 31, 2023, we had $327.9 million in unrestricted cash and cash equivalents.

Pursuant to the Third Amendment to the Loan and Security Agreement (as amended and supplemented, the “Western Alliance Agreement”) with Western Alliance Bank, an Arizona corporation (“Western Alliance”), Western Alliance agreed to make a term loan to us on October 30, 2019, in the amount of $15.0 million (the “Term Loan”). The Term Loan bore interest at a floating rate ranging from 1.25% to 2.75% above the prime rate. The amendment further provides that the Term Loan has a maturity date of October 30, 2023. In October of 2021, we entered into a Fifth Amendment to the Western Alliance Agreement, which provided for a six month extension to the interest only period which moves the first principal payment to May 1, 2022. On March 14, 2023, the Western Alliance Agreement was terminated (the “Termination”) upon the receipt by Western Alliance of a payoff amount of approximately $7.36 million. The payoff amount was made to Western Alliance from available cash on hand, pursuant to a payoff letter, and included payment of (i) approximately $7.02 million in principal and interest, (ii) $300,000 fee payable upon prepayment as a result of prior FDA approval of an IND, (iii) $35,000 in prepayment charges and (iv) de minimis amounts for various operational fees. We were released from all liens under the Western Alliance Agreement.

CSL Seqirus, Inc. Collaboration and License Agreement

We entered into the CSL Collaboration Agreement with Seqirus, Inc. (“CSL Seqirus”), a part of CSL Limited, one of the world’s leading influenza vaccine providers, for the global exclusive rights to research, develop, manufacture and commercialize of self-amplifying mRNA vaccines.

CSL Seqirus received exclusive global rights to our technology for vaccines against SARS-CoV-2 (COVID-19), influenza and three other respiratory infectious diseases with non-exclusive rights to pandemic pathogens. We received an up-front payment of $200.0 million during the fourth quarter of 2022. We will be eligible to potentially receive development milestones totaling more than $1.3 billion if all products are registered in the licensed fields. We will also be entitled to potentially receive up to $3.0 billion in commercial milestones based on “net sales” of vaccines in the various fields.

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

Grant from the Biomedical Advanced Research and Development Authority

On August 31, 2022, we entered into a cost reimbursement contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Office of the Assistant Secretary for Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS) to support the development of a low-dose pandemic influenza candidate based on our proprietary self-amplifying messenger RNA-based vaccine platform. The BARDA Contract is to support our non-clinical and pre-clinical development, early-stage clinical development through Phase 1, and associated drug product manufacturing, regulatory and quality-assurance activities over a period of three years. It provides for reimbursement by BARDA of our permitted costs up to $63.2 million. During the three months ended March 31, 2023, we incurred $0.6 million that is expected to be reimbursed during the second quarter of 2023.

Grants from the Economic Development Board of the Republic of Singapore

On March 4, 2020, we were awarded a grant (“Grant 1”) from the Economic Development Board of the Republic of Singapore (the “EDB”) to support the co-development of a potential COVID-19 vaccine program with the Duke-NUS Medical School. Grant 1 provided for up to S$14.0 million (approximately $10.0 million using the exchange rate at the time the grant contract was entered into) in grants to support the development of the vaccine. Grant 1 has been paid in full by the EDB as a result of the achievement of certain milestones related to the progress of the development of the vaccine, as set forth in the award agreement. The funds received have been recognized as contra research and development expense. The parties are in continued negotiations with respect to amendments of Grant 1. We do not believe there will be any further obligations related to this grant.

On October 2, 2020, we were awarded another grant (“Grant 2”) from the EDB to support the clinical development of a potential COVID-19 vaccine (ARCT-021). Grant 2 provides for up to S$9.3 million (approximately $6.7 million) to support the clinical development of the vaccine candidate for costs incurred in Singapore subject to certain conditions. Grant 2 is to be paid in two installments upon the achievement of certain milestones related to the progress of the development of the vaccine candidate. We received the first installment of $3.6 million in the fourth quarter of 2020. A portion of the funds received were recognized as contra research and development expense as costs were incurred during the fourth quarter of 2020. As costs were incurred during fiscal year 2021, we recognized the remaining amount of the first installment as contra expense for Grant 2. The parties are in continued negotiations with respect to amendments of Grant 2. We do not believe there will be any further obligations related to this grant.

Manufacturing Support Agreement

On November 7, 2020, we entered into the EDB “Support Agreement” with the EDB. Pursuant to the EDB Support Agreement, the EDB agreed to make a term loan (the “Singapore Loan”) of $62.1 million, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (ARCT-021). On March 23, 2023, we and the EDB agreed to certain amendments to the EDB Agreement, including that (i) the audit of the funds utilized for ARCT-021 is to be completed on March 22, 2023, (ii) EDB waiving the loan and interest on funds used to manufacture ARCT-021, (iii) upon audit completion we will pay EDB interest (calculated at 4.5% per annum) and principal for outstanding funds not used for ARCT-021 by March 30, 2023 and (iv) the delivery requirement of ARCT-021 shall be waived. The result of this notice is that we paid $17.1 million to the EDB and recorded a gain on debt forgiveness of $34.0 million during the first quarter of 2023.

Vinbiocare Agreement

During 2021, we entered into a technology license and technical support agreement and the framework drug substance supply agreement with Vinbiocare, a member of Vingroup Joint Stock Company (collectively, the “Vinbiocare License & Supply Agreements”), whereby we would provide technical expertise and support services to Vinbiocare to assist in the build out of an mRNA drug product manufacturing facility in Vietnam. We received an upfront payment in aggregate of $40.0 million as part of the Vinbiocare License and Supply Agreements. In October 2022, in association with the termination of the Vinbiocare License and Supply Agreements, we signed the Vinbiocare Support Agreement with Vinbiocare which continues Vinbiocare’s clinical obligations and reserved a portion of the original $40.0 million upfront payment received from the License and Supply Agreements to be paid over the future periods.

The Vinbiocare Support Agreement requires us to pay to Vinbiocare certain limited payments, including upon the occurrence of specified events through the first quarter of 2025. Vinbiocare is also eligible to receive a single digit percentage of amounts received by Arcturus on net sales, if any, of ARCT-154 (or next-generation COVID vaccine) up to a capped amount.

General Financial Resources

A portion of our current cash balance of $330.1 million is expected to be utilized during fiscal year 2023 to fund (i) the continued Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (ii) advances to our LUNAR-CF program in clinical trials, (iii) expenses incurred prior to customer payments under the CSL Collaboration Agreement and BARDA agreement and (iv) continued exploratory activities related to our platform and other general administrative activities.

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

Funding Requirements

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin commercialization of our products. As a result, we will require additional capital to fund our operations in order to support our long-term plans. We believe that our current cash position will be sufficient to meet our anticipated cash requirements through at least the next twelve months, assuming, among other things, no significant unforeseen expenses and continued funding from partners at anticipated levels. We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2022 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level, and we believe the condensed consolidated financial statements included in this Form 10-Q for the quarterly periods ended March 31, 2023 fairly present, in all material respects, our financial position, results of operations, comprehensive income (loss), statements of stockholders’ equity and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we strongly encourage you to review. Other than as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on March 29, 2023.

We are exposed to interest rate risk, including under our loan agreements.

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from our debt obligations, including the credit agreement entered into on April 21, 2023 by our wholly-owned subsidiary, Arcturus Therapeutics, Inc., and Wells Fargo Bank, National Association (the “Credit Agreement”), providing for a revolving credit line evidenced by a revolving line of credit note (the “Note”). Borrowings under the Credit Agreement will bear interest at a rate of 1.00% above either the Daily Simple SOFR or Term SOFR (as such terms are defined in the Note), with “SOFR” being the rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. All Loans shall bear interest during an Event of Default (as defined in the Credit Agreement) at a rate equal to 2.00% above the interest rate applicable immediately prior to the occurrence of the Event of Default (as defined in the Credit Agreement). As of May 9, 2023, we had no outstanding balance under the Credit Agreement.

Our indebtedness could materially and adversely affect our business, financial condition and results of operations.

Agreements with our lenders, including with Wells Fargo Bank, National Association, create several limitations on us, including but not limited to:

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

Our ability to comply with these covenants in future periods will depend on our financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Any of these factors or others described in the Credit Agreement could materially and adversely affect our business, financial condition and results of operations.

Our debt contains customary default clauses, a breach of which may result in acceleration of the repayment of some or all of this debt.

The Credit Agreement contains customary default clauses. In the event we were to default on our obligations under our debt and were unable to cure or obtain a waiver of such default, the repayment of our debt may be accelerated. If such acceleration were to occur, we would be required to promptly secure alternative sources of equity or debt financing to be able to repay the debt. Alternative financing may not be available on terms satisfactory to us, or at all. New debt financing may require the cooperation and agreement of our existing lenders. If acceptable alternative financing were unavailable, we would have to consider alternatives to fund the repayment of the debt, which could materially and adversely affect our business, financial condition and results of operations.

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

10.4**

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

10.6**

Third Amendment to Research Collaboration and License Agreement, by and between Arcturus Therapeutics, Inc. and Ultragenyx Pharmaceutical Inc., effective June 18, 2019. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 20, 2019 (File No. 001- 38942).

10.7**

Letter Agreement, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation, dated May 16, 2017. Incorporated by reference to Exhibit 4.11 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.8**

Amendment No. 2 to Letter Agreement, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation, dated August 1, 2019. Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2019.

10.9**

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

10.11**

License Agreement, by and between Arcturus Therapeutics, Inc., as successor-in-interest to Marina Biotech, Inc., and Protiva Biotherapeutics Inc., dated as of November 28, 2012. Incorporated by reference to Exhibit 4.14 to Form 20-F/A filed on July 10, 2018 (File No. 001-35932).

10.12**

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

10.14

Lease Agreement, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated October 4, 2017. Incorporated by reference to Exhibit 4.6 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.15

First Amendment to Lease Agreement, by and between Arcturus Therapeutics Holdings Inc. and ARE-SD Region No. 44, LLC dated February 1, 2020. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.16**

Acceptance Letter, dated March 4, 2020, by and between Arcturus Therapeutics Holdings Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.17†	2020 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to Form S-8 filed on August 5, 2020 (File No. 333-240392).

10.18

Second Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated November 13, 2020. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2020 (File No. 001-38942).

10.19

Third Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated February 25, 2021. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2020 (File No. 001-38942).

10.20	Arcturus Therapeutics Holdings Inc. Severance Policy for Executives. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021 (File No. 001-38942).

10.21	Lease, by and between Arcturus Therapeutics, Inc. and TPSC IX, LLC, dated September 29, 2021. Incorporated by reference to Exhibit 10.35 to Form 10-Q filed on November 9, 2021 (File No. 001-38942).

10.22†

Arcturus Therapeutics Holdings Inc. 2021 Inducement Equity Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 20, 2021 (File No. 333-260391).

10.23†	Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on June 30, 2022.

10.24**

Cost Reimbursement Contract dated August 31, 2022, by and between Arcturus Therapeutics Holdings Inc. and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-38942).

10.25**

Study Support Agreement, dated October 31, 2022, by and between Arcturus Therapeutics, Inc. and Vinbiocare Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 4, 2022 (File No. 001-38942).

10.26**

Collaboration and License Agreement, dated November 1, 2022, by and between Arcturus Therapeutics Holdings Inc. and CSL Limited. Incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-38942).

10.27**

Manufacturing Support Agreement Termination Letter, dated March 23, 2023, by and between Arcturus Therapeutics, Inc. and the Economic Development of Singapore. Incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K filed on March 29, 2023 (File No. 001-38942).

10.28* **	Credit Agreement dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association.

10.29* **	Security Agreement dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association.

10.30* **	Revolving Line of Credit Note dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: May 9, 2023	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer