Form 10-Q
period 2023-06-30
Arcturus Therapeutics Holdings Inc.
filed 2023-08-07
CIK 1768224

cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, the registrant had 26,598,539 shares of voting common stock outstanding.

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
•
the anticipated benefits and success of our collaboration agreement with CSL Seqirus related to the licensure of our STARR® mRNA technology and LUNAR® lipid-mediated delivery, including our timely receipt of upfront and potential royalty and other payments thereunder;
•
the status and success of studies conducted by Meiji Holdings Co., Ltd. and their affiliates, including those related to ARCT-154;
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
•
our ability to expand our platform technologies and discovery efforts;
•
the potential safety, immunogenicity, efficacy or regulatory approval of any of our COVID-19 vaccine candidates as a booster or primary vaccination series;
•
the potential effects and benefits of our technologies and product candidates on their own and in comparison to technologies, drugs or courses of treatment currently available or that may be developed by competitors;
•
the likelihood that preclinical or clinical data, including with respect to ARCT-154, will be predictive of future clinical results or efficacy or safety of a product candidate;
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

ii

•
our ability to obtain and maintain intellectual property protection for our product candidates;
•
interactions with regulatory authorities in the United States and foreign countries;
•
our ability to attract and retain experienced and seasoned scientific and management professionals;
•
the performance of our third-party suppliers and manufacturers;
•
our ability to advance manufacturing process and capabilities, develop scalable manufacturing processes, conduct technology transfers, and prepare for and scale-up manufacturing levels for commercialization;
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
•
the likelihood or timing of achieving milestones under our collaborations and other agreements;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(in thousands, except par value information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$323,471	$391,883
Restricted cash	55,000	—
Accounts receivable	2,799	2,764
Prepaid expenses and other current assets	3,974	8,686
Total current assets	385,244	403,333
Property and equipment, net	12,722	12,415
Operating lease right-of-use asset, net	30,553	32,545
Non-current restricted cash	2,127	2,094
Total assets	$430,646	$450,387
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,619	$7,449
Accrued liabilities	28,763	30,232
Current portion of long-term debt	—	60,655
Deferred revenue	47,963	28,648
Total current liabilities	90,345	126,984
Deferred revenue, net of current portion	25,725	20,071
Operating lease liability, net of current portion	28,111	30,216
Other non-current liabilities	1,290	2,804
Total liabilities	145,471	180,075
Stockholders’ equity
Common stock, $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 26,574 at June 30, 2023 and 26,555 at December 31, 2022	27	27
Additional paid-in capital	625,085	608,426
Accumulated deficit	(339,937)	(338,141)
Total stockholders’ equity	285,175	270,312
Total liabilities and stockholders’ equity	$430,646	$450,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue:
Collaboration revenue	$9,565	$27,093	$89,294	$32,337
Grant revenue	954	—	1,510	—
Total revenue	10,519	27,093	90,804	32,337
Operating expenses:
Research and development, net	52,668	38,189	104,436	83,082
General and administrative	13,225	10,993	26,987	21,723
Total operating expenses	65,893	49,182	131,423	104,805
Loss from operations	(55,374)	(22,089)	(40,619)	(72,468)
Loss from equity-method investment	—	(131)	—	(515)
Gain (loss) from foreign currency	149	1,217	(179)	1,375
Gain on debt extinguishment	—	—	33,953	—
Finance income (expense), net	3,252	(560)	5,729	(1,124)
Net loss before income taxes	(51,973)	(21,563)	(1,116)	(72,732)
Provision for income taxes	577	-	680
Net loss	$(52,550)	$(21,563)	$(1,796)	$(72,732)
Net loss per share, basic and diluted	$(1.98)	$(0.82)	$(0.07)	$(2.75)
Weighted-average shares outstanding, basic and diluted	26,563	26,425	26,557	26,401
Comprehensive loss:
Net loss	$(52,550)	$(21,563)	$(1,796)	$(72,732)
Comprehensive loss	$(52,550)	$(21,563)	$(1,796)	$(72,732)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2021	26,372	$26	$575,675	$(347,490)	$228,211
Net loss	—	—	—	(51,169)	(51,169)
Share-based compensation expense	—	—	7,371	—	7,371
Issuance of common stock upon exercise of stock options	35	—	336	—	336
BALANCE – March 31, 2022	26,407	$26	$583,382	$(398,659)	$184,749
Net loss	—	—	—	(21,563)	(21,563)
Share-based compensation expense	—	—	7,274	—	7,274
Issuance of common stock upon exercise of stock options	27	—	257	—	257
BALANCE – June 30, 2022	26,434	$26	$590,913	$(420,222)	$170,717

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2022	26,555	$27	$608,426	$(338,141)	$270,312
Net loss	—	—	—	50,754	50,754
Share-based compensation expense	—	—	8,182	—	8,182
Issuance of common stock upon exercise of stock options	—	—	—	—	—
BALANCE – March 31, 2023	26,555	$27	$616,608	$(287,387)	$329,248
Net loss	—	—	—	(52,550)	(52,550)
Share-based compensation expense	—	—	8,383	—	8,383
Issuance of common stock upon exercise of stock options	19	—	94	—	94
BALANCE – June 30, 2023	26,574	$27	$625,085	$(339,937)	$285,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities
Net loss	$(1,796)	$(72,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,315	559
Share-based compensation expense	16,565	14,645
Loss from equity-method investment	—	515
Foreign currency translation loss (gain)	160	(1,410)
Gain on debt extinguishment	(33,953)	—
Other non-cash expenses	502	1,082
Changes in assets and liabilities:
Accounts receivable	(35)	1,120
Prepaid expense and other assets	4,712	(933)
Right-of-use assets	1,992	1,329
Accounts payable	5,593	(4,422)
Accrued liabilities	(2,983)	5,861
Deferred revenue	24,969	(31,474)
Lease liabilities	(2,105)	—
Net cash provided by (used in) operating activities	14,936	(85,860)
Investing activities
Acquisition of property and equipment	(1,045)	(1,733)
Net cash used in investing activities	(1,045)	(1,733)
Financing activities
Proceeds from exercise of stock options	94	593
Payments on debt obligations	(27,364)	—
Net cash (used in) provided by financing activities	(27,270)	593
Net decrease in cash, cash equivalents and restricted cash	(13,379)	(87,000)
Cash, cash equivalents and restricted cash at beginning of the period	393,977	372,569
Cash, cash equivalents and restricted cash at end of the period	$380,598	$285,569

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$2,102	$355
Non-cash investing activities
Right-of-use assets acquired through operating leases	$—	$30,191
Purchase of property and equipment in accounts payable and accrued expenses	$577	$2,134

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

Liquidity

The Company has incurred significant operating losses since its inception. As of June 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $339.9 million and $338.1 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through June 30, 2023, the Company has funded its operations principally with the proceeds from the sale of capital stock, revenues earned through collaboration agreements and proceeds from long-term debt.

At June 30, 2023, the Company’s balance of cash and cash equivalents, including restricted cash and non-current restricted cash, was $380.6 million.

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

Revenue Recognition

At contract inception, the Company analyzes executed arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration reflect a vendor-customer relationship and are therefore within the scope of ASC 606.

The Company determines revenue recognition for arrangements within the scope of Topic 606 by performing the following five steps: (i) identify the contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Ccurompany satisfies a performance obligation.

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

For performance obligations that are recognized over time, the Company measures the progress using an input method. The input methods used are based on the effort expended or costs incurred toward the satisfaction of the performance obligation. The Company estimates the amount of effort expended, including the time estimated it will take to complete the activities, or costs incurred in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This approach requires the Company to make estimates and use judgment. If estimates or judgments change over the course of the collaboration, a cumulative catch up of revenue is recognized in the period such changes are identified.

See “Note 2, Revenue” for specific details surrounding the Company’s arrangements.

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

Research and Development Costs, Net

All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services), in process research and development expenses and license agreement expenses, net of any grants and prelaunch inventory. Payments made prior to the performance of research and development services are capitalized until the services are performed.

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

Restricted Cash

We include our restricted cash balance in the cash, cash equivalents and restricted cash reconciliation of operating, investing and financing activities in the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

(in thousands)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$323,471	$283,491
Restricted cash	55,000	-
Non-current restricted cash	2,127	2,078
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$380,598	$285,569

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

The following table presents changes during the six months ended June 30, 2023 in the balances of contract assets and liabilities as compared to what was disclosed in the Company’s Annual Report.

(in thousands)	December 31, 2022	Additions	Deductions	June 30, 2023
Contract Assets:
Accounts receivable	$2,764	$115,948	$(115,913)	$2,799
Contract Liabilities:
Deferred revenue	$48,719	$115,773	$(90,804)	$73,688

The following table summarizes the Company’s revenues for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Collaboration Revenue:
CSL Seqirus	$7,607	$—	$85,824	$—
Vinbiocare	—	12,720	—	15,578
Janssen	170	528	660	1,659
Israel Ministry of Health	—	12,500	—	12,500
Other collaboration revenue	1,788	1,345	2,810	2,600
Total collaboration revenue	$9,565	$27,093	$89,294	$32,337
Grant revenue:
BARDA	$954	$—	$1,510	$—
Total grant revenue	$954	$—	$1,510	$—

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant collaboration and grant arrangements.

CSL Seqirus

On November 1, 2022, the Company entered into a Collaboration and License Agreement (as amended, the “CSL Collaboration Agreement”) with Seqirus, Inc., a part of CSL Limited (“CSL Seqirus”), for the global exclusive rights to research, develop, manufacture, and commercialize vaccines. Under the terms of the CSL Collaboration Agreement, the Company will provide CSL Seqirus with an exclusive global license to its STARR® self-amplifying mRNA technology, LUNAR® lipid-mediated delivery, along with mRNA drug substance and drug product manufacturing process. CSL Seqirus will lead development and commercialization of vaccines under the collaboration. The collaboration plans to advance vaccines against SARS-CoV-2 (COVID-19), influenza, pandemic preparedness as well as three other respiratory infectious diseases.

The Company received a $200.0 million upfront payment and is eligible to receive over $1.3 billion in development milestones if all products are registered in the licensed fields and entitled to potentially receive up to $3.0 billion in commercial milestones based on net sales of vaccines in the various fields. In addition, the Company is eligible to receive a 40% net profit share for COVID-19 vaccine products and up to low double-digit royalties for vaccines against flu, pandemic preparedness and three other respiratory pathogens.

In March 2023, Arcturus achieved development milestones, including milestones associated with nominating next generation vaccine candidates, resulting in $90.0 million received from CSL Seqirus during the second quarter of 2023. In April 2023 the Company also received an advance payment of $23.6 million for the manufacturing and supply of ARCT-154 drug product. The advance payment was for specified manufacturing runs of ARCT-154 which includes the drug substance utilized, as well as the reservation fees and related manufacturing requirements. The Company concluded that the promise to manufacture and supply ARCT-154 drug product is a customer option as part of the CSL Collaboration Agreement and is accounted for as a separate contract. The advance payment of $23.6 million is included in deferred revenue as of June 30, 2023.

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

As of June 30, 2023, the transaction price consisted of upfront consideration received and milestones achieved in March 2023. There were no milestones achieved during the second quarter of 2023. Additional variable consideration was not included in the transaction price at June 30, 2023 because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The vaccine license was recognized at the point in time when it was transferred and any additional consideration allocated to the license is recognized at the point that the consideration becomes probable of non-reversal as the performance obligation has been delivered. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized during the quarter ended June 30, 2023 relates to the license delivered, milestones achieved and services performed.

Total deferred revenue as of June 30, 2023 and December 31, 2022 was $73.4 million and $45.6 million, respectively.

Vinbiocare

During 2021 the Company entered into certain agreements (collectively, the “Vinbiocare License & Supply Agreements”) with Vinbiocare Biotechnology Joint Stock Company (“Vinbiocare”), a member of Vingroup Joint Stock Company, whereby the Company would provide technical expertise and support services to Vinbiocare to assist in the build out of a mRNA drug product manufacturing facility in Vietnam. The Company received an upfront payment in aggregate of $40.0 million as part of the Vinbiocare License & Supply Agreements. In October 2022, the Company and Vinbiocare executed a letter of agreement terminating the License & Supply Agreements. The Company incurred no financial penalties in connection with the termination of the License & Supply Agreements and has no further financial obligations to Vinbiocare under these terminated agreements.

In October 2022, in association with the termination of the License & Supply Agreements, the Company signed the Study Support Agreement with Vinbiocare which provides that Vinbiocare shall continue to serve as the regulatory and financial sponsor of clinical studies conducted in Vietnam of ARCT-154 pursuant to the Company’s arrangements with Vinbiocare (the “Study Support Agreement”). To support the continuing activities of these studies, the Study Support Agreement further provides for the Company to conduct certain services and to compensate Vinbiocare to help achieve the objectives of these studies. In February 2023, the Company agreed to provide additional financial support in the amount of approximately $2.1 million to allow Vinbiocare to provide additional study support duties related to the ARCT-154 clinical study. As a result, the Company reserved $11.8 million of the original upfront payment to be paid to Vinbiocare over the future periods pursuant to the Study Support Agreement by reclassifying a portion of the upfront payment received from Vinbiocare pursuant to the License & Supply Agreements, from deferred revenue to short-term and long-term liabilities, based on the anticipated timing of the payments to Vinbiocare, and removed that portion of the upfront payment from the transaction price of the modified arrangement. The transaction price was not adjusted for payments that are contingent upon the occurrence of future regulatory or sales-related events based on the information currently available to the Company.

The Company has concluded that it has no remaining performance obligations under its prior arrangements with Vinbiocare as summarized above as of June 30, 2023. As of June 30, 2023, the Company has accrued liabilities related to this arrangement of $4.0 million in current liabilities and $1.4 million in non-current liabilities that will be paid upon the occurrence of specified events through the first quarter of 2025. Vinbiocare is also eligible to receive a single digit percentage of amounts from net sales, if any, of ARCT-154 (or next-generation COVID vaccine) up to a capped amount of low single digit millions. The Company has no remaining deferred revenue as of June 30, 2023 and December 31, 2022.

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

On October 31, 2022, Arcturus received notice of termination from Janssen Pharmaceuticals, Inc. of the 2017 Agreement, and the termination was effective as of December 30, 2022. The Company did not incur any penalties as a result of this termination. As of June 30, 2023, the licenses granted to Janssen have terminated and the Company recognized the remaining upfront consideration received and development milestone achieved in October of 2021.

The Company has no remaining deferred revenue as of June 30, 2023 and total deferred revenue as of December 31, 2022 for Janssen was $0.4 million.

BARDA Grant

In August 2022, the Company entered into a cost reimbursement contract with the Biomedical Advanced Research and Development Authority ("BARDA"), a division of the Office of the Assistant Secretary for Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS) for an award of up to $63.2 million for the development of a pandemic influenza vaccine using the Company's STARR® self-amplifying mRNA vaccine platform technology. The Company earns grant revenue for performing tasks under the agreement.

The Company determined that the agreement with BARDA is not in the scope of ASC 808 or ASC 606. Applying International Accounting Standards No. 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance, by analogy, the Company recognizes grant revenue from the reimbursement of direct out-of-pocket expenses, overhead allocations and fringe benefits for research costs associated with the grant. The costs associated with these reimbursements are reflected as a component of research and development expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

The Company recognized $1.0 million and $1.5 million of revenue during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the remaining available funding net of revenue earned was $61.4 million.

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

The carrying value of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities and the Singapore Loan (as defined below) approximate their respective fair values due to their relative short maturities. Prior to payoff of long-term debt in Q1 2023, the carrying amounts of long-term debt for the amount drawn on the Company’s debt facility approximated fair value as the interest rate was variable and reflected current market rates.

As of June 30, 2023 and December 31, 2022, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Research equipment	$15,087	$10,251
Computers and software	1,249	1,154
Office equipment and furniture	958	958
Leasehold improvements	2,526	2,491
Construction in progress	—	3,344
Total	19,820	18,198
Less accumulated depreciation and amortization	(7,098)	(5,783)
Property and equipment, net	$12,722	$12,415

Depreciation and amortization expense was $0.7 million and $1.3 million for the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2022, respectively. Construction in progress at December 31, 2022 primarily includes research equipment that was placed into service during 2023.

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued compensation	$8,717	$4,038
Income tax payable	—	1,295
Current portion of operating lease liability	4,092	3,884
Clinical accruals	4,118	4,531
Vinbiocare contractual liabilities	3,993	7,468
Other accrued research and development expenses	7,843	9,016
Total	$28,763	$30,232

Note 5. Debt

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

Manufacturing Support Agreement

On November 7, 2020, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc., entered into a Manufacturing Support Agreement (the “Support Agreement”) with the Economic Development Board of the Republic of Singapore (the “EDB”). Pursuant to the Support Agreement, the EDB agreed to make a term loan (the “Singapore Loan”) of S$62.1 million to the Company, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (ARCT-021). The Singapore Loan accrued interest at a rate of 4.5% per annum calculated on a daily basis. The Company elected to borrow the full amount available under the Support Agreement of S$62.1 million ($46.6 million) on January 29, 2021. During the first quarter of 2023, the EDB agreed to an extension of the reconciliation period to March 22, 2023, with unused funds not utilized for the manufacture of ARCT-021 as of such date returned to the EDB. As of December 31, 2022, the outstanding balance of the Singapore Loan, which includes accrued interest, was $50.4 million of which the Company paid S$22.8 million ($17.1 million) in March 2023. During the first quarter of 2023, the remaining principal portion of the Singapore Loan plus accrued interest, totaling $34.0 million, was forgiven and recorded as a gain on debt extinguishment in the condensed consolidated statement of operations and comprehensive loss.

For the three months ended June 30, 2023, the Company recorded no interest expense, compared to interest expense of $0.5 million for the same period in 2022. For the six months ended June 30, 2023, the Company recorded interest expense of $0.5 million, compared to interest expense of $1.1 million for the same period in 2022.

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

For the three months ended June 30, 2023, the Company recorded no interest expense, compared to interest expense of $0.2 million for the same period in 2022. For the six months ended June 30, 2023 and 2022, the Company recorded interest expense of $0.3 million.

Note 6. Stockholders’ Equity

Net Loss per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2023 as they were anti-dilutive totaled 1.0 million and 0.8 million, respectively, and 0.6 million and 0.8 million for the three and six months ended June 30, 2022, respectively.

Note 7. Share-Based Compensation Expense

In June 2022 at the Company’s 2022 Annual Meeting of Stockholders (the "2022 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increased the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 3,750,000 shares, for a total of up to 8,750,000 shares available for issuance. As of June 30, 2023, a total of 1,645,061 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders is not required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. As of June 30, 2023, a total of 96,400 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Stock Options

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$3,741	$3,360	$7,249	$6,815
General and administrative	4,642	3,914	9,316	7,830
Total	$8,383	$7,274	$16,565	$14,645

Note 8. Income Taxes

The Company is subject to taxation in the United States and various states. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate is due to federal and state income tax expense offset by valuation allowance on the Company's deferred tax assets.

For the three and six months ended June 30, 2023, the Company recorded $0.6 million and $0.7 million of income tax expense, respectively. No tax benefit was provided for losses incurred in United States because those losses are offset by a full valuation allowance.

Note 9. Commitments and Contingencies

Cystic Fibrosis Foundation Agreement

On August 1, 2019, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $15.0 million from approximately $3.2 million, (ii) the Company will provide $5.0 million in matching funds for remaining budgeted costs, (iii) the related disbursement schedule from CFF to Arcturus will be modified such that (a) $4.0 million will be disbursed upon execution of the CFF Amendment, (b) $2.0 million will be disbursed within 30 days of the first day of each of January, April, July and October 2020 upon Arcturus invoicing CFF to meet project goals, and (c) the last payment of $3.0 million less the prior award previously paid out, equaling approximately $2.1 million. In the first quarter of 2023, the last payment of $2.1 million was disbursed upon the Company invoicing CFF to meet good manufacturing practices and opening an Investigational New Drug (“IND”) application. All remaining funds received from CFF were recognized as contra research and development expense during the year ended 2022. As such, no contra expense was recognized during the six months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company recognized contra expense of $1.3 million and $2.7 million, respectively.

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

As of June 30, 2023, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2023	$2,755
2024	5,646
2025	4,019
2026	3,603
Thereafter	23,283
Total remaining lease payments	39,306
Less: imputed interest	(7,103)
Total operating lease liabilities	$32,203
Weighted-average remaining lease term	8.5 years
Weighted-average discount rate	4.9%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $1.4 million and $2.8 million for the three and six months ended June 30, 2023, respectively, and $1.4 million and $2.2 million for the three and six months ended June 30, 2022, respectively.

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

On December 13, 2022, Vallon entered into an agreement with GRI Bio, Inc. (“GRI Bio”) pursuant to which GRI Bio was to merge with a wholly-owned subsidiary of Vallon in an all-stock transaction. The transaction closed in April 2023 and the Company's executive resigned from the board of directors of Vallon. Following the closing of the merger, the combined company now operates under the name “GRI Bio, Inc.” and will focus on the development of GRI Bio’s pipeline and trade on the Nasdaq under the ticker symbol “GRI”. Following the closing of the merger, the Company holds 28,125 shares in GRI Bio, or approximately 1%. Upon the closing of the merger, the Company determined that it did not have the ability to exercise significant influence over operating and financial policies of GRI Bio. As such, the Company discontinued equity method of accounting for its investment in GRI Bio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three and six month periods ended June 30, 2023. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10‑K for the year ended December 31, 2022 (the “2022 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 29, 2023. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2022 Annual Report.

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

Business Updates

Updates on Vaccine Program

In November 2022, we entered into a Collaboration and License Agreement (the “CSL Collaboration Agreement”) with Seqirus, Inc. (“CSL Seqirus”), a part of CSL Limited, and one of the world’s leading influenza vaccine providers, for the global exclusive rights to research, develop, manufacture and commercialize self-amplifying mRNA vaccines against COVID-19, influenza and three other respiratory infectious diseases with non-exclusive rights to pandemic pathogens. The CSL Collaboration Agreement became effective on December 8, 2022. The collaboration combines CSL Seqirus’ established global vaccine commercial and manufacturing infrastructure with Arcturus’ manufacturing expertise and innovative STARR® self-amplifying mRNA vaccine and LUNAR® delivery platform technologies. Under the framework of our collaboration with CSL Seqirus, we are evaluating in preclinical studies the efficacy and safety of a seasonal influenza vaccine (our LUNAR-FLU mRNA vaccine candidate). Pursuant to a third party study agreement executed in December 2022 with Meiji Seika Pharma Co., Ltd., a subsidiary of Meiji Holdings Co., Ltd. (“Meiji”), a Japanese leader in the area of infectious disease, a Phase 3 clinical trial of ARCT-154 was initiated in Japan by Meiji to evaluate safety and immunogenicity of a booster shot of ARCT-154, and to evaluate non-inferiority of ARCT-154 as a booster. The trial targeted a total of 780 adult participants, with half in the ARCT-154 group and half in a comparator group (Comirnaty®, Pfizer-BioNTech), and completed enrollment with 828 participants in February 2023.

On April 11, 2023, Meiji announced that it entered into an agreement with CSL Seqirus for the distribution and sales of ARCT-154, our self-amplifying mRNA vaccine candidate against COVID-19, in Japan.

On April 28, 2023, Meiji announced that it submitted to the Japanese Pharmaceuticals and Medical Devices Agency (PMDA) a New Drug Application (NDA) to manufacture and market ARCT-154 for primary immunization to prevent COVID-19 in adults in Japan.

In April 2023, we received an advance payment of $23.6 million for the manufacturing and supply of ARCT-154 from CSL Seqirus. The advance payment is for specified manufacturing runs of ARCT-154 which includes the drug substance utilized, as well as the reservation fees and related manufacturing requirements.

On June 30, 2023, Meiji announced that it submitted an additional application to the PMDA for a booster dose of ARCT-154 to prevent COVID-19 in adults in Japan.

On July 13, 2023, an article titled “Booster dose of self-amplifying SARS-CoV-2 RNA vaccine vs. mRNA vaccine: a phase 3 comparison of ARCT-154 with Comirnaty” posted on medRxiv.org at https://www.medrxiv.org/content/10.1101/2023.07.13.23292597v1. The article is based on interim results of the Phase 3 clinical trial of ARCT-154 conducted in Japan by Meiji evaluating the safety and immunogenicity of ARCT-154 compared to Comirnaty as a booster against COVID-19. The article is a preprint and has not been certified by peer review.

On August 7, 2023, we announced that Phase1/2 clinical trial data demonstrated one-year durability of immune response following ARCT-154 booster vaccine administration as measured using validated microneutralization (MNT) assays. The Phase 1/2 study data is from 12 participants in the United States and Singapore. The geometric mean fold rise (GMFR) in neutralizing antibodies remained greater than 10-fold above baseline for one year across a panel of SARS-CoV-2 variants, including ancestral strain with the D614G mutation, Beta (B.1.351), Delta (B.1.617.2), and Omicron (BA.1), for participants receiving ARCT-154 booster. Participants who received any non-study COVID-19 vaccines or had a positive SARS-CoV-2 PCR result were excluded from the analysis after the event. Additional exploratory assays demonstrated similar trends.

Geometric mean fold rise (GMFR) of neutralizing antibodies against SARS-CoV-2 variants (versus pre-booster levels) after ARCT-154 booster vaccination measured by validated psuedoviral microneutralization assays (N=12). Error bars represent the 95% CI. GMFR values are included in white. Participants who received any COVID-19 vaccines or had laboratory-confirmed SARS-CoV-2 infection during the follow-up period were excluded from immunogenicity analysis at sampling times after the event.

Key Updates on Arcturus-Owned mRNA Therapeutic Development Candidates

The following chart represents our current pipeline of Arcturus-Owned mRNA Therapeutic Candidates:

•
LUNAR-OTC/ARCT-810 - Our rare disease program for ornithine transcarbamylase (OTC) deficiency is continuing to advance.
o
A Phase 1b study in stable OTC-deficient adults is being conducted in the United States. The trial is designed to assess safety, tolerability and pharmacokinetics of a single dose of ARCT-810, as well as various exploratory biomarkers of drug activity. The study has completed enrollment and dosing of all four cohorts (N = 16 subjects).
o
A Phase 2 multiple-dose study of ARCT-810 in OTC-deficient adolescents and adults initiated dosing in December 2022 and plans to enroll approximately 24 participants in 2 dose cohorts. The study has been approved by the regulatory authorities in the UK and several other countries in Europe.
o
In June 2023, the US Food and Drug Administration (the “FDA”) granted Fast Track Designation to ARCT-810. Fast Track Designation is designed to facilitate development and expedite review of new therapeutics intended to treat serious or life-threatening conditions that demonstrate the potential to address important unmet medical needs.

o
In June 2023, we received Rare Pediatric Disease Designation from the FDA. Rare Pediatric Disease Designation is designed to recognize rare pediatric diseases in which the serious or life-threatening manifestations primarily affect patients from birth to 18 years of age. Due to such designation, if ARCT-810 achieves approval for a pediatric indication in the original rare pediatric disease product application in the United States, Arcturus (or the sponsor of ARCT-810) will receive a voucher for priority review of a subsequent marketing application for a different product.
•
LUNAR-CF/ARCT-032 – Our program for cystic fibrosis is being supported in part by the Cystic Fibrosis Foundation.
o
Results from preclinical studies demonstrate robust protein expression in respiratory epithelium treated with LUNAR-mRNA in vitro and in vivo. Further, CF human bronchial epithelial cells treated with ARCT-032 in vitro demonstrate restoration of CFTR activity.
o
A CTA was filed in December 2022 for the first-in-human study, and we completed dosing of the Phase 1 single ascending dosing study in 32 healthy participants (eight subjects in each of four cohorts).
o
In August 2023 we received regulatory approval of a protocol amendment to allow the transition to a Phase 1b clinical study of ARCT-032 in up to eight adults with CF.

Updates on Collaboration Agreements

Ultragenyx

On October 26, 2015, we entered into a Research Collaboration and License Agreement with Ultragenyx, which was later amended in 2017, 2018 and during the second quarter of 2019 (as amended, the “Ultragenyx Agreement”). On December 1, 2021, Ultragenyx announced that the first patient had been dosed in its Phase 1/2 study of UX053, an investigational messenger RNA therapy in development under the collaboration for the treatment of Glycogen Storage Disease Type III, and thus the first milestone under the collaboration agreement had been met. Ultragenyx has completed dosing in the single ascending dose, or SAD, stage of the Phase 1/2 study of UX053 with no safety issues observed. Ultragenyx has disclosed that it will not enroll patients in the multiple ascending dose cohorts at this time to allow greater focus on its other late-stage and larger indication clinical programs. Ultragenyx has announced that the data from the SAD cohort are being analyzed and expected in the second quarter of 2023. On June 18, 2023, the exclusivity period for reserved targets expired. Prior to this expiration, Ultragenyx exercised its option with respect to some of its reserved targets thereby converting them to development targets under the agreement.

CureVac

On January 1, 2018, we entered into a Development and Option Agreement with CureVac, which was amended on May 3, 2018, restated on September 28, 2018 and amended on July 24, 2019 (as amended and restated, the “Development and Option Agreement”). Under the terms of the Development and Option Agreement, CureVac and Arcturus agreed to conduct joint preclinical development programs and we granted CureVac a license to develop and commercialize certain products incorporating certain of our technology (the “Arcturus LMD Technology”) and CureVac technology. CureVac did not exercise its option to extend the term prior to its expiration, and the Development and Option Agreement expired as of July 24, 2023.

Updates on Research and Platform Activities

We continue to conduct exploratory platform development activities, including the evaluation of genome editing, and new targeting approaches, where our LUNAR® and STARR® platforms could potentially be useful for identification and development of additional products for our portfolio.

Updates on Supply and Manufacturing

We have built a global manufacturing footprint with our partners, including Aldevron, Catalent, Recipharm, Polymun and Arcalis. With such collaborations we have established an Integrated Global Supply Chain Network with our primary and secondary sourcing contract development & manufacturing organizations (CDMOs) based in the United States, EU and Asia for producing critical raw materials, drug substance, and packaged finished product. As the market for COVID vaccines shifts from multi-dose vial formats to lower and single-dose vial formats, we continue, with our collaborator CSL Seqirus, to evaluate and advance manufacturing process and capabilities and technology transfers, and prepare for stockpiling and commercialization of COVID vaccines.

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

Revenue

We enter into arrangements with pharmaceutical and biotechnology partners and government agencies that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise and exclusivity fees, royalties on future sales, consulting fees and payments for technology transfers. The following table summarizes our total revenues for the periods indicated:

	Three Months Ended June 30,		2022 to 2023
(in thousands)	2023	2022	$ change	% change
Revenue	$10,519	$27,093	$(16,574)	-61.2%

Revenue decreased by $16.6 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily attributable to a decrease in revenue of $12.7 million related to the termination of the agreement with Vinbiocare and a decrease in revenue of $12.5 million related to the agreement with the Israeli Ministry of Health. The decrease was primarily offset by an increase in revenue of $8.6 million related to the collaboration agreement with CSL Seqirus and the grant agreement with BARDA which were both executed in the second half of 2022.

	Six Months Ended June 30,		2022 to 2023
(in thousands)	2023	2022	$ change	% change
Revenue	$90,804	$32,337	$58,467	*

* Greater than 100%

Revenue increased by $58.5 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was attributable to an increase in revenue of $87.6 million primarily related to the collaboration agreement with CSL Seqirus and the grant agreement with BARDA which were both executed in the second half of 2022. The increase was primarily offset by decreases in revenue of the following: (i) $15.6 million related to the termination of the agreement with Vinbiocare, (ii) $12.5 million related to the agreement with the Israeli Ministry of Health and (iii) $1.0 million related to the termination of the agreement with Janssen.

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended June 30,		2022 to 2023		Six Months Ended June 30,		2022 to 2023
(in thousands)	2023	2022	$ change	% change	2023	2022	$ change	% change
Operating expenses:
Research and development, net	$52,668	$38,189	$14,479	37.9%	$104,436	$83,082	$21,354	25.7%
General and administrative	13,225	10,993	2,232	20.3%	26,987	21,723	5,264	24.2%
Total	$65,893	$49,182	$16,711	34.0%	$131,423	$104,805	$26,618	25.4%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended June 30,		2022 to 2023		Six Months Ended June 30,		2022 to 2023
(in thousands)	2023	2022	$ change	% change	2023	2022	$ change	% change
External pipeline development expenses:
LUNAR-COVID, net	$19,688	$16,939	$2,749	16.2%	$42,516	$44,755	$(2,239)	-5.0%
LUNAR-OTC, net	2,200	2,764	(564)	-20.4%	5,519	4,408	1,111	25.2%
Early-stage programs	7,563	2,323	5,240	*	12,432	4,230	8,202	*
Discovery technologies	6,853	3,242	3,611	*	11,604	4,607	6,997	*
External platform development expenses:
Personnel related expenses	13,458	10,533	2,925	27.8%	26,728	20,850	5,878	28.2%
Facilities and equipment expenses	2,906	2,388	518	21.7%	5,637	4,232	1,405	33.2%
Total research and development expenses, net	$52,668	$38,189	$14,479	37.9%	$104,436	$83,082	$21,354	25.7%

* Greater than 100%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities. Research and development expenses were $52.7 million for the three months ended June 30, 2023, compared with $38.2 million in the comparable period last year, primarily reflecting increased clinical research and manufacturing costs of $11.4 million and an increase of $2.9 million in personnel related costs. Research and development expenses were $104.4 million for the six months ended June 30, 2023, compared with $83.1 million in the comparable period last year, primarily reflecting increased manufacturing costs of $11.1 million, an increase of $5.9 million in personnel related costs, an increase in consulting expenses of $1.8 million, an increase of $1.3 million in facilities expense and a decrease of contra research and development expenses recognized of $2.7 million. The increase was primarily offset by a decrease of clinical-related expenses of $1.2 million. We expect that our research and development efforts and associated costs will increase and continue to be substantial over the next several years as our pipeline progresses.

Early-stage programs represent programs that are in the pre-clinical or Phase 1 clinical stage and may be partnered or unpartnered, including the LUNAR-CF and LUNAR-FLU programs. Discovery technologies represent our efforts to expand our product pipeline and are primarily related to pre-partnered studies and new capabilities assessment. For some of our programs, the activities are part of our collaborative and other relationships and the expenses may be partially offset with funds that have been awarded to the Company. The expenses primarily consist of external manufacturing costs, lab supplies, equipment, and consulting and professional fees. Both early stage programs and discovery technologies expenses are expected to steadily increase over the coming years.

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

Facilities and equipment expenses continue to increase as we expand. The six months ended June 30, 2023 includes increased rent and associated costs related to a new facility we took possession of in April 2022. Facilities and equipment expenses are expected to increase in the near term due to increased rent expense related to our three facilities.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related benefits for our executive, administrative, legal and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses were $13.2 million and $27.0 million for the three and six months ended June 30, 2023, respectively, compared with $11.0 million and $21.7 million in the comparable periods last year. The increases resulted primarily from increased personnel expenses due to increased headcount and salaries, increased travel and consulting expenses as well as increased rent expense associated with the new facility.

Finance (expense) income, net

	Three Months Ended June 30,		2022 to 2023		Six Months Ended June 30,		2022 to 2023
(in thousands)	2023	2022	$ change	% change	2023	2022	$ change	% change
Interest income	$3,252	$168	$3,084	*	$6,472	$322	$6,150	*
Interest expense	—	(728)	728	*	(743)	(1,446)	703	-48.6%
Total	$3,252	$(560)	$3,812	*	$5,729	$(1,124)	$6,853	*

* Greater than 100%

Interest income is generated on cash and cash equivalents. The increase in interest income for the three and six month periods ended June 30, 2023 as compared to the comparable periods last year was primarily the result of increased interest rates and an increased cash balance as a result of amounts received under the CSL Seqirus agreement. Interest expense decreased as no interest expense was incurred during the second quarter of 2023 due to the extinguishment of the Western Alliance Agreement and the forgiveness of the Singapore Loan during the first quarter of 2023.

Other income and expense

	Three Months Ended June 30,		2022 to 2023		Six Months Ended June 30,		2022 to 2023
(in thousands)	2023	2022	$ change	% change	2023	2022	$ change	% change
Loss from equity-method investment	$—	$(131)	$131	-100.0%	$—	$(516)	$516	-100.0%
Gain (loss) from foreign currency	149	1,217	(1,068)	-87.8%	(179)	1,376	(1,555)	*
Gain on debt extinguishment	—	—	—	0.0%	33,953	—	33,953	100.0%
Total	$149	$1,086	$(937)	-86.3%	$(179)	$860	$(1,039)	*

* Greater than 100%

Other income and expense items primarily relate to gains and losses from equity-method investments and foreign currency transactions. Additionally, we recorded a gain on debt extinguishment related to the Singapore Loan of $34.0 million during the six months ended June 30, 2023 as a result of the Singapore Loan being forgiven during the first quarter of 2023.

We recorded no gain or loss in the three and six months ended June 30, 2023, compared with $0.1 million and $0.5 million losses in the three and six months ended June 30, 2022, respectively, in connection with our investment in GRI Bio, Inc. (formerly Vallon Pharmaceuticals, Inc.)

The changes in gain (loss) from foreign currency for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 were primarily attributable to the Singapore Loan being forgiven during the first quarter of 2023. The remaining amounts recorded as gain (loss) from foreign currency relate to transactions made in foreign currencies.

Off-balance sheet arrangements

Through June 30, 2023, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended June 30, 2023, the Company has funded its operations principally with the proceeds from the sale of capital stock, long-term debt and revenues earned through collaboration agreements and government contracts. We received a $200.0 million upfront payment from CSL Seqirus during the fourth quarter of 2022. Additionally, in the three months ended June 30, 2023, we received $90.0 million in milestone payments and $23.6 million for the manufacturing and supply of ARCT-154 from CSL Seqirus. We expect to receive future payments from CSL Seqirus primarily by meeting future milestones related to the CSL Collaboration Agreement. At June 30, 2023, we had $323.5 million in unrestricted cash and cash equivalents.

CSL Seqirus, Inc. Collaboration and License Agreement

We entered into the CSL Collaboration Agreement with CSL Seqirus, a part of CSL Limited, one of the world’s leading influenza vaccine providers, for the global exclusive rights to research, develop, manufacture and commercialize of self-amplifying mRNA vaccines.

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

Wells Fargo Credit Agreement

On April 21, 2023, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc. entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) whereby Wells Fargo will make a $50.0 million revolving credit line available to the Company (the “Wells Fargo Loan”) and each Wells Fargo Loan evidenced by a revolving line of credit note (the “Note”).

Borrowings under the agreement will bear interest at a rate of 1.00% above either the Daily Simple SOFR or Term SOFR (as such terms are defined in the Wells Fargo Note), with “SOFR” being the rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. If an Event of Default (as defined in the credit agreement) occurs, then all Wells Fargo Loans shall bear interest at a rate equal to 2.00% above the interest rate applicable immediately prior to the occurrence of the Event of Default.

The term of the agreement is two years, with an option for one-year renewals subject to Wells Fargo approval and the Company furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Wells Fargo Loan amount for each such renewal. There is no penalty for terminating the agreement. There is no penalty for terminating the facility prior to the maturity date of the Wells Fargo Note. As collateral, the Company has agreed to pledge $55.0 million in cash to be held at the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement.

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

General Financial Resources

A portion of our current cash balance is expected to be utilized during fiscal year 2023 to fund (i) the continued Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (ii) advances to our LUNAR-CF program in clinical trials, (iii) expenses incurred prior to customer payments under the CSL Collaboration Agreement and BARDA agreement and (iv) continued exploratory activities related to our platform and other general administrative activities.

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

We expect to continue to incur additional losses in the long term, and we will need to execute on milestones within the CSL Collaboration Agreement, raise additional debt or equity financing or enter into additional partnerships to fund development. Our ability to transition to profitability is dependent on executing on milestones within the CSL Collaboration Agreement and identifying and developing successful mRNA drug and vaccine candidates. If we are not able to achieve planned milestones or incur costs in excess of our forecasts, we will need to reduce discretionary spending, discontinue the development of some or all of our programs, which will delay part of our development programs, all of which will have a material adverse effect on our ability to achieve our intended business objectives.

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
•
the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish, including those with CSL Seqirus and CSL Seqirus’ arrangement with Meiji, and any related payments thereunder;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. Due to the nature of our cash and cash equivalents, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level, and we believe the condensed consolidated financial statements included in this Form 10-Q for the quarterly periods ended June 30, 2023 fairly present, in all material respects, our financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business, including those related to governmental inquiries, intellectual property and commercial relationships. The subject matter of any such legal proceedings or claims are or will be highly complex and subject to substantial uncertainties. The outcome of any such proceedings or claims, regardless of the merits, are and will be inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we strongly encourage you to review. There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on March 29, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the Commission on May 9, 2023.

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

10.28**

Credit Agreement dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-38942).

10.29**

Security Agreement dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.29 to Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-38942).

10.30**

Revolving Line of Credit Note dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-38942).

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: August 7, 2023	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer