Form 10-Q
period 2023-09-30
Arcturus Therapeutics Holdings Inc.
filed 2023-11-14
CIK 1768224

cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the registrant had 26,723,332 shares of voting common stock outstanding.

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
•
prompt and complete payment by our counterparties under our collaboration and other agreements, whether upon our achievement of milestones or otherwise;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(in thousands, except par value information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$311,918	$391,883
Restricted cash	35,000	—
Accounts receivable	38,220	2,764
Prepaid expenses and other current assets	8,130	8,686
Total current assets	393,268	403,333
Property and equipment, net	12,715	12,415
Operating lease right-of-use asset, net	29,534	32,545
Non-current restricted cash	22,133	2,094
Total assets	$457,650	$450,387
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,362	$7,449
Accrued liabilities	28,553	30,232
Current portion of long-term debt	—	60,655
Deferred revenue	40,768	28,648
Total current liabilities	87,683	126,984
Deferred revenue, net of current portion	41,911	20,071
Long-term debt	20,000	—
Operating lease liability, net of current portion	27,018	30,216
Other non-current liabilities	976	2,804
Total liabilities	177,588	180,075
Stockholders’ equity
Common stock, $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 26,723 at September 30, 2023 and 26,555 at December 31, 2022	27	27
Additional paid-in capital	636,194	608,426
Accumulated deficit	(356,159)	(338,141)
Total stockholders’ equity	280,062	270,312
Total liabilities and stockholders’ equity	$457,650	$450,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue:
Collaboration revenue	$43,376	$13,369	$132,670	$45,706
Grant revenue	1,764	—	3,274	—
Total revenue	45,140	13,369	135,944	45,706
Operating expenses:
Research and development, net	51,077	37,688	155,513	120,770
General and administrative	13,377	12,488	40,364	34,211
Total operating expenses	64,454	50,176	195,877	154,981
Loss from operations	(19,314)	(36,807)	(59,933)	(109,275)
Loss from equity-method investment	—	—	—	(515)
Gain (loss) from foreign currency	4	1,862	(175)	3,237
Gain on debt extinguishment	—	—	33,953	—
Finance income (expense), net	3,981	(321)	9,710	(1,445)
Net loss before income taxes	(15,329)	(35,266)	(16,445)	(107,998)
Provision for income taxes	893	—	1,573	—
Net loss	$(16,222)	$(35,266)	$(18,018)	$(107,998)
Net loss per share, basic and diluted	$(0.61)	$(1.33)	$(0.68)	$(4.09)
Weighted-average shares outstanding, basic and diluted	26,574	26,467	26,559	26,423
Comprehensive loss:
Net loss	$(16,222)	$(35,266)	$(18,018)	$(107,998)
Comprehensive loss	$(16,222)	$(35,266)	$(18,018)	$(107,998)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2022	26,555	$27	$608,426	$(338,141)	$270,312
Net income	—	—	—	50,754	50,754
Share-based compensation expense	—	—	8,182	—	8,182
BALANCE – March 31, 2023	26,555	$27	$616,608	$(287,387)	$329,248
Net loss	—	—	—	(52,550)	(52,550)
Share-based compensation expense	—	—	8,383	—	8,383
Issuance of common stock upon exercise of stock options	19	—	94	—	94
BALANCE – June 30, 2023	26,574	$27	$625,085	$(339,937)	$285,175
Net loss	—	—	—	(16,222)	(16,222)
Share-based compensation expense	—	—	9,269	—	9,269
Issuance of common stock upon exercise of stock options	114	—	1,231	—	1,231
Issuance of common stock under equity plans	35	—	609	—	609
BALANCE – September 30, 2023	26,723	$27	$636,194	$(356,159)	$280,062

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2021	26,372	$26	$575,675	$(347,490)	$228,211
Net loss	—	—	—	(51,169)	(51,169)
Share-based compensation expense	—	—	7,371	—	7,371
Issuance of common stock upon exercise of stock options	35	—	336	—	336
BALANCE – March 31, 2022	26,407	$26	$583,382	$(398,659)	$184,749
Net loss	—	—	—	(21,563)	(21,563)
Share-based compensation expense	—	—	7,274	—	7,274
Issuance of common stock upon exercise of stock options	27	—	257	—	257
BALANCE – June 30, 2022	26,434	$26	$590,913	$(420,222)	$170,717
Net loss	—	—	—	(35,266)	(35,266)
Share-based compensation expense	—	—	9,436	—	9,436
Issuance of common stock upon exercise of stock options	36	—	369	—	369
Issuance of common stock under equity plans	22	—	411	—	411
BALANCE – September 30, 2022	26,492	$26	$601,129	$(455,488)	$145,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating activities
Net loss	$(18,018)	$(107,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,142	976
Share-based compensation expense	25,834	24,081
Loss from equity-method investment	—	515
Foreign currency translation loss (gain)	90	(2,976)
Gain on debt extinguishment	(33,953)	—
Other non-cash expenses	502	5,084
Changes in assets and liabilities:
Accounts receivable	(35,456)	1,323
Prepaid expense and other assets	556	(1,858)
Right-of-use assets	3,011	2,290
Accounts payable	10,497	5,335
Accrued liabilities	(3,437)	2,015
Deferred revenue	33,960	(53,578)
Lease liabilities	(3,198)	(3,475)
Net cash provided by (used in) operating activities	(17,470)	(128,266)
Investing activities
Acquisition of property and equipment	(2,026)	(3,919)
Net cash used in investing activities	(2,026)	(3,919)
Financing activities
Proceeds from debt	20,000	—
Proceeds from exercise of stock options	1,325	962
Proceeds from the issuance of common stock under equity plans	609	411
Payments on debt obligations	(27,364)	(2,000)
Net cash used in financing activities	(5,430)	(627)
Net decrease in cash, cash equivalents and restricted cash	(24,926)	(132,812)
Cash, cash equivalents and restricted cash at beginning of the period	393,977	372,569
Cash, cash equivalents and restricted cash at end of the period	$369,051	$239,757

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$2,102	$585
Non-cash investing activities
Right-of-use assets acquired through operating leases	$—	$30,191
Purchase of property and equipment in accounts payable and accrued expenses	$416	$2,761

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

Joint Ventures, Equity Method Investments and Variable Interest Entities

Investments for which the Company exercises significant influence, but does not have control are accounted for under the equity method. Equity method investment activity is related to the Companay's joint venture in ARCALIS, Inc. with Axcelead, Inc. As of September 30, 2023, the Company's ownership in ARCALIS was 45.8%. ARCALIS has received financial grants of $165 million to date from the Japanese government, which are subject to certain terms and conditions that have not yet been met, that may increase the value of ARCALIS in the future. The Company’s share of the investees’ results is presented as either income or loss from equity method investees in the accompanying condensed consolidated statements of operations and comprehensive loss.

Liquidity

The Company has incurred significant operating losses since its inception. As of September 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $356.2 million and $338.1 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through September 30, 2023, the Company has funded its operations principally with the proceeds from the sale of capital stock, revenues earned through collaboration agreements, expense reimbursements from government contracts and proceeds from long-term debt.

At September 30, 2023, the Company’s balance of cash and cash equivalents, including restricted cash and non-current restricted cash, was $369.1 million.

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

Restricted Cash

The Company includes the restricted cash balance in the cash, cash equivalents and restricted cash reconciliation of operating, investing and financing activities in the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

(in thousands)	September 30, 2023	September 30, 2022
Cash and cash equivalents	$311,918	$237,676
Restricted cash	35,000	—
Non-current restricted cash	22,133	2,081
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$369,051	$239,757

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

The following table presents changes during the nine months ended September 30, 2023 in the balances of contract assets and liabilities as compared to what was disclosed in the Company’s Annual Report.

(in thousands)	December 31, 2022	Additions	Deductions	September 30, 2023
Contract Assets:
Accounts receivable	$2,764	$170,244	$(134,788)	$38,220
Contract Liabilities:
Deferred revenue	$48,719	$169,904	$(135,944)	$82,679

The following table summarizes the Company’s revenues for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Collaboration Revenue:
CSL Seqirus	$43,433	$—	$129,257	$—
Vinbiocare	—	11,237	—	26,815
Janssen	—	934	660	2,593
Other collaboration revenue	(57)	1,198	2,753	3,798
Total collaboration revenue	$43,376	$13,369	$132,670	$45,706
Grant revenue:
BARDA	$1,764	$—	$3,274	$—
Total grant revenue	$1,764	$—	$3,274	$—

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant collaboration and grant arrangements.

CSL Seqirus

On November 1, 2022, the Company entered into a Collaboration and License Agreement (as amended, the “CSL Collaboration Agreement”) with Seqirus, Inc., a part of CSL Limited (“CSL Seqirus”), for the global exclusive rights to research, develop, manufacture, and commercialize vaccines. Under the terms of the CSL Collaboration Agreement, the Company provides CSL Seqirus with an exclusive global license to its mRNA technology (including STARR®) LUNAR® lipid-mediated delivery, along with mRNA drug substance and drug product manufacturing process. CSL Seqirus will lead development and commercialization of vaccines under the collaboration. The collaboration plans to advance vaccines against SARS-CoV-2 (COVID-19), influenza, pandemic preparedness as well as three other respiratory infectious diseases.

The Company received a $200.0 million upfront payment and is eligible to receive over $1.3 billion in development milestones if all products are registered in the licensed fields, and entitled to potentially receive up to $3.0 billion in commercial milestones based on net sales of vaccines in the various fields. In addition, the Company is eligible to receive a 40% net profit share for COVID-19 vaccine products and up to low double-digit royalties for vaccines against flu, pandemic preparedness and three other respiratory pathogens.

In March 2023, the Company achieved development milestones, including milestones associated with nominating next generation vaccine candidates, resulting in $90.0 million received from CSL Seqirus during the second quarter of 2023. In April 2023 the Company also received an advance payment of $23.6 million for the manufacturing and supply of ARCT-154 drug product. The advance payment was for specified manufacturing runs of ARCT-154 which include the drug substance utilized, as well as the reservation fees and related manufacturing requirements. The Company concluded that the promise to manufacture and supply ARCT-154 drug product is a customer option as part of the CSL Collaboration Agreement and is accounted for as a separate contract. The advance payment of $23.6 million is included in deferred revenue as of September 30, 2023.

In September 2023, the Company achieved a development milestone related to the completion of the first GMP batch manufacture of drug product in a multi-dose vial for clinical studies in the SARS-CoV-2 field. The Company invoiced CSL Seqirus and added $35.0 million to the transaction price during the three months ended September 30, 2023. The Company anticipates that it will receive this payment from CSL Seqirus during the fourth quarter of 2023.

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

As of September 30, 2023, the transaction price consisted of upfront consideration received and milestones achieved in March 2023 and September 2023. Additional variable consideration was not included in the transaction price at September 30, 2023 because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The vaccine license was recognized at the point in time when it was transferred and any additional consideration allocated to the license is recognized at the point that the consideration becomes probable of non-reversal as the performance obligation has been delivered. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized during the quarter ended September 30, 2023 relates to the license delivered, milestones achieved and services performed.

Total deferred revenue as of September 30, 2023 and December 31, 2022 was $82.5 million and $45.6 million, respectively.

In August 2023, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the Company agreed to sponsor and conduct a Phase I clinical study in the influenza field. As part of the amendment, the Company and CSL Seqirus agreed to a $17.5 million milestone payment which was met during the third quarter of 2023 upon the execution of a Phase I study start-up agreement. The amendment also provides for up to $1.5 million in additional payments which are achievable upon meeting certain clinical milestones relating to the Phase I clinical study in the influenza field. The Company previously concluded that the expansion of research and development support services under the CSL Collaboration Agreement represented an option that was not a material right. Therefore the Company concluded the promise to sponsor and conduct the Phase I clinical study is a separate contract and the sole performance obligation under the new arrangement. During the third quarter of 2023, the Company recognized $1.2 million related to the performance obligation and recorded the remaining amount of $16.3 million to deferred revenue.

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

The Company has concluded that it has no remaining performance obligations under its prior arrangements with Vinbiocare as summarized above as of September 30, 2023. As of September 30, 2023, the Company has accrued liabilities related to this arrangement of $3.5 million in current liabilities and $1.0 million in non-current liabilities that will be paid upon the occurrence of specified events through the first quarter of 2025. Vinbiocare is also eligible to receive a single digit percentage of amounts from net sales, if any, of ARCT-154 (or next-generation COVID vaccine) up to a capped amount of low single digit millions. The Company has no remaining deferred revenue as of September 30, 2023 and December 31, 2022.

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

The Company recognized $1.8 million and $3.3 million of revenue during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, the remaining available funding net of revenue earned was $59.6 million.

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

The carrying value of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities and the Singapore Loan (as defined below) approximate their respective fair values due to their relative short maturities. Prior to payoff and forgiveness of long-term debt in the first quarter of 2023, the carrying amounts of long-term debt for the amount drawn on the Company’s debt facility approximated fair value as the interest rate was variable and reflected current market rates.

As of September 30, 2023 and December 31, 2022, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Research equipment	$15,764	$10,251
Computers and software	1,370	1,154
Office equipment and furniture	958	958
Leasehold improvements	2,548	2,491
Construction in progress	—	3,344
Total	20,640	18,198
Less accumulated depreciation and amortization	(7,925)	(5,783)
Property and equipment, net	$12,715	$12,415

Depreciation and amortization expense was $0.8 million and $2.1 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively. Construction in progress at December 31, 2022 primarily includes research equipment that was placed into service during 2023.

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued compensation	$10,200	$4,038
Income tax payable	482	1,295
Current portion of operating lease liability	4,200	3,884
Clinical accruals	3,180	4,531
Contractual liabilities	3,492	7,468
Other accrued research and development expenses	6,999	9,016
Total	$28,553	$30,232

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

The term of the agreement is two years, with an option for one-year renewals subject to Wells Fargo approval and the Company furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Loan amount for each such renewal. There is no penalty for terminating the facility prior to the maturity date of the Note. As collateral, the Company has agreed to pledge $55.0 million in cash to be held at the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement. In September 2023, the Company drew down $20.0 million from the Loan.

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

For the three months ended September 30, 2023, the Company recorded no interest expense, compared to interest expense of $0.5 million for the same period in 2022. For the nine months ended September 30, 2023, the Company recorded interest expense of $0.5 million, compared to interest expense of $1.6 million for the same period in 2022.

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

For the three months ended September 30, 2023, the Company recorded no interest expense, compared to interest expense of $0.7 million for the same period in 2022. For the nine months ended September 30, 2023 and 2022, the Company recorded interest expense of $0.3 million and $2.1 million, respectively.

Note 6. Stockholders’ Equity

Net Loss per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2023 as they were anti-dilutive totaled 1.2 million and 0.8 million, respectively, and 0.5 million and 0.7 million for the three and nine months ended September 30, 2022, respectively.

Note 7. Share-Based Compensation Expense

In June 2022 at the Company’s 2022 Annual Meeting of Stockholders (the "2022 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increased the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 3,750,000 shares, for a total of up to 8,750,000 shares available for issuance. As of September 30, 2023, a total of 1,523,452 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders is not required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. As of September 30, 2023, a total of 100,725 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Stock Options

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$3,863	$3,996	$11,112	$10,811
General and administrative	5,406	5,440	14,722	13,270
Total	$9,269	$9,436	$25,834	$24,081

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

For the three and nine months ended September 30, 2023, the Company recorded $0.9 million and $1.6 million of income tax expense, respectively. No tax benefit was provided for losses incurred in United States because those losses are offset by a full valuation allowance.

Note 9. Commitments and Contingencies

Cystic Fibrosis Foundation Agreement

On September 25, 2023, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018 and August 1, 2019, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $24.6 million from approximately $15.6 million, (ii) the Company agreed to incur at least $15.0 million toward activities under the research plan. Subsequent to September 30, 2023, the Company received the full payment from CFF related to the amendment. The funds received from CFF will be recognized as contra research and development expense beginning in the three months ended September 30, 2023. Total contra expense of $1.8 million was recognized during the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recognized contra expense of $0.5 million and $3.2 million, respectively, which related to the August 2019 amendment. As of September 30, 2023 and December 31, 2022, no amounts were included in accrued liabilities.

Leases

In October 2017, the Company entered into a non-cancellable operating lease agreement for office space adjacent to its previously occupied headquarters. The commencement of the lease began in March 2018 and the lease extends for approximately 84 months from the commencement date with a remaining lease term through March 2025. Monthly rental payments are due under the lease and there are escalating rent payments during the term of the lease. The Company is also responsible for its proportional share of operating expenses of the building and common areas. In conjunction with the new lease, the Company received free rent for four months and received a tenant improvement allowance of $0.1 million. The lease may be extended for one five-year period at the then current market rate with annual escalations; however, the Company deemed the extension option not reasonably certain to be exercised and therefore excluded the option from the lease terms. The Company entered into an irrevocable standby letter of credit with the landlord for a security deposit of $0.1 million upon executing the lease which is included (along with additional funds required to secure the letter of credit) in the balance of non-current restricted cash.

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

In September 2021, the Company entered into a third non-cancellable lease agreement for office, research and development, engineering and laboratory space near its current headquarters and lease term commenced during the second quarter of 2022. The initial term of the lease extends ten years and eight months from the date of possession, and the Company has the right to extend the term of the lease for an additional five-year period. When the lease term was determined for the operating lease right-of-use assets and lease liabilities, the extension option for the lease was not included. The lease has a monthly base rent ranging from $0.3 million to $0.4 million which escalates over the lease term. The Company received a free rent period of four months and also pays for various operating costs, including utilities and real property taxes. The Company entered into an irrevocable standby letter of credit with the landlord for a security deposit of $2.0 million upon executing the lease which is included (along with additional funds required to secure the letter of credit) in the balance of non-current restricted cash.

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

As of September 30, 2023, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2023	$1,378
2024	5,646
2025	4,019
2026	3,603
Thereafter	23,283
Total remaining lease payments	37,929
Less: imputed interest	(6,711)
Total operating lease liabilities	$31,218
Weighted-average remaining lease term	8.3
Weighted-average discount rate	4.9%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $1.4 million and $4.2 million for the three and nine months ended September 30, 2023, respectively, and $1.4 million and $3.3 million for the three and nine months ended September 30, 2022, respectively.

Note 10. Related Party Transactions

On December 13, 2022, Vallon Pharmaceuticals, Inc. (“Vallon”) entered into an agreement with GRI Bio, Inc. (“GRI Bio”) pursuant to which GRI Bio was to merge with a wholly-owned subsidiary of Vallon in an all-stock transaction. The transaction closed in April 2023 and the Company's executive resigned from the board of directors of Vallon. Following the closing of the merger, the combined company now operates under the name “GRI Bio, Inc.” and will focus on the development of GRI Bio’s pipeline and trade on the Nasdaq under the ticker symbol “GRI”. Following the closing of the merger, the Company holds 28,125 shares in GRI Bio, or approximately 1%. Upon the closing of the merger, the Company determined that it did not have the ability to exercise significant influence over operating and financial policies of GRI Bio. As such, the Company discontinued equity method of accounting for its investment in GRI Bio.

See “Note 1, Joint Ventures, Equity Method Investments and Variable Interest Entities” for specific details surrounding the Company’s agreement with Axcelead to form the joint venture entity, ARCALIS, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three and nine month periods ended September 30, 2023. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10 K for the year ended December 31, 2022 (the “2022 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 29, 2023. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2022 Annual Report.

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

Overview

We are a global late-stage clinical messenger RNA medicines company focused on the development of infectious disease vaccines and opportunities within liver and respiratory rare diseases. In addition to our messenger RNA (“mRNA”) platform, our proprietary lipid nanoparticle (“LNP”) delivery system, LUNAR®, has the potential to enable multiple nucleic acid medicines, and our proprietary self-amplifying mRNA technology (Self-Transcribing and Replicating RNA, or STARR®, technology) has the potential to provide longer-lasting RNA and sustained protein expression at lower dose levels as compared to conventional mRNA.

We are leveraging our proprietary LUNAR® platform and our nucleic acid technologies to develop and advance a pipeline of mRNA-based vaccines and therapeutics for infectious diseases and rare genetic disorders with significant unmet medical needs. We continue to expand this platform by adding new innovative delivery solutions that allow us to expand our discovery efforts. Our proprietary LUNAR® technology is intended to address the major hurdles in RNA drug development, namely the effective and safe delivery of RNA therapeutics to disease-relevant target tissues. We believe the versatility of our platform to target multiple tissues, its compatibility with various nucleic acid therapeutics, and our expertise in developing scalable manufacturing processes can allow us to deliver on the next generation of nucleic acid medicines.

Business Updates

Updates on Vaccine Program

In November 2022, we entered into a Collaboration and License Agreement (the “CSL Collaboration Agreement”) with Seqirus, Inc. (“CSL Seqirus”), a part of CSL Limited, and one of the world’s leading influenza vaccine providers, for global exclusive rights to research, develop, manufacture and commercialize self-amplifying mRNA vaccines against COVID-19, influenza and three other respiratory infectious diseases and global non-exclusive rights to pandemic pathogens. The CSL Collaboration Agreement became effective on December 8, 2022. The collaboration combines CSL Seqirus’ established global vaccine commercial and manufacturing infrastructure with Arcturus’ manufacturing expertise and innovative STARR® self-amplifying mRNA vaccine and LUNAR® delivery platform technologies. Under the framework of our collaboration with CSL Seqirus, we continue the development of the COVID-19 vaccine to establish a differentiated platform and address routine recommendations for periodic vaccine composition updates in a timely manner. On August 10, 2023, we entered into an amendment to the CSL Collaboration Agreement, pursuant to which CSL Seqirus agreed to make a $17.5 million milestone payment related to a development milestone for the LUNAR-FLU program under the collaboration. We plan to initiate a Phase 1 clinical study with a candidate influenza vaccine during the fourth quarter of 2023 as a part of this collaboration program.

COVID Collaboration Program Updates

Pursuant to a third party study agreement executed in December 2022 with Meiji Seika Pharma Co., Ltd., a subsidiary of Meiji Holdings Co., Ltd. (“Meiji”), a Japanese leader in the area of infectious disease, a Phase 3 clinical trial of ARCT-154 was initiated in Japan by Meiji to evaluate safety and immunogenicity of a booster shot of ARCT-154, and to evaluate non-inferiority and superiority of ARCT-154 as a booster. The trial targeted a total of 780 adult participants, with half in the ARCT-154 group and half in a comparator group (Comirnaty®, Pfizer-BioNTech), and completed enrollment with 828 participants in February 2023. The interim results of this study demonstrated immunological non-inferiority and superiority of ARCT-154 over the conventional mRNA vaccine as measured by neutralizing antibodies against ancestral SARS-CoV-2 strain and Omicron BA.4/5 subvariant, which was dominated during the study period. In September 2023, we achieved a development milestone related to the completion of the first GMP batch manufacture of drug product in a multi-dose vial for clinical studies in the SARS-CoV-2 field.

On July 13, 2023, an article with the study results titled “Booster dose of self-amplifying SARS-CoV-2 RNA vaccine vs. mRNA vaccine: a Phase 3 comparison of ARCT-154 with Comirnaty” was posted on medRxiv.org at https://www.medrxiv.org/content/10.1101/2023.07.13.23292597v1. Following the completion of the peer review by Lancet Infectious Diseases in October 2023, the journal accepted the manuscript, which should be published by the end of the year. In August 2023, we submitted the primary manuscript with efficacy, immunogenicity and safety results of the pivotal Phase 1/2/3 clinical study of ARCT-154 in Vietnam that completed dosing of over 19,000 participants in 2022. The preprint of this article is available on https://doi.org/10.21203/rs.3.rs-3329097/v1. The peer review of the manuscript is ongoing by Nature Communications.

On August 7, 2023, we announced that Phase 1/2 clinical trial data demonstrated one-year durability of immune response following ARCT-154 booster vaccine administration as measured using validated microneutralization (MNT) assays. The geometric mean fold rise (GMFR) in neutralizing antibodies remained greater than 10-fold above baseline for one year across a panel of SARS-CoV-2 variants, including ancestral strain with the D614G mutation, Beta (B.1.351), Delta (B.1.617.2), and Omicron (BA.1, BA.2 and BA.4/5), for participants receiving ARCT-154 booster. The results of this study were presented as a poster at the 9th Influenza Conference of the European Scientific Working Group on Influenza (ESWI) in Valencia, Spain.

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

On November 1, 2023, at the 11th mRNA conference in Berlin, we presented the preliminary 6-month durability data of immune response of our COVID-19 vaccine candidate, ARCT-154, compared to the licensed conventional mRNA vaccine (Comirnaty) from the Phase 3 study in Japan that completed enrollment in February 2023 is now available. The results indicate a superior antibody persistence of our COVID-19 vaccine over the comparator, as measured by pseudoviral neutralization assays with ancestral SARS-CoV-2 strain and Omicron BA.4/5 subvariant.

On September 29, 2023, CSL's Japanese distribution partner, Meiji, initiated a Phase 3 clinical study with a bivalent version of our COVID-19 vaccine candidate (ancestral strain, ARCT-154 and Omicron BA.4/5) to further support immunogenicity and safety of our self-amplifying mRNA platform and which may facilitate the timely release of future seasonal updates of our COVID-19 vaccine against evolving variants of concern. The study is enrolling healthy adults and individuals with comorbidities, who previously received 2-4 doses of mRNA COVID-19 vaccines, including the last booster at least 3 months prior to recruitment, and has exceeded the targeted enrollment of 850 participants ahead of schedule. The study will compare the investigational vaccine, ARCT-2301 and COMIRNATY (ancestral strain and BA.4/5), for evaluation of safety and immunogenicity between observer-blind groups. Preliminary results of his study are expected by the end of Q1 2024. The results of this study of the bivalent version of our COVID-19 vaccine candidate are not required for approval of ARCT-154 in Japan but will facilitate the timely release of future seasonal updates of the COVID-19 vaccine without the need for additional clinical data.

On September 5, 2023, we announced that the European Medicines Agency (EMA) validated the marketing authorization application (MAA) for ARCT-154, a next generation mRNA vaccine, for active immunization to prevent COVID-19 caused by SARS-CoV-2 in individuals 18 years of age and older.

Flu Collaboration Program Updates

On August 10, 2023, we entered into an amendment to the CSL Collaboration Agreement, pursuant to which CSL Seqirus agreed to make a $17.5 million milestone payment related to a development milestone for the LUNAR-FLU program under the collaboration. We received this milestone payment during the quarter ended September 30 2023 and the Company intends to use the proceeds from this milestone payment to fund the Company’s development activities under the LUNAR-FLU program, including the initiation of Phase 1 clinical study.

We have generated a comprehensive non-clinical data package to support the initiation of the Phase 1 clinical trial with a novel influenza mRNA vaccine candidate. All necessary approvals to initiate the Phase 1 study have been received.

Key Updates on Arcturus-Owned mRNA Therapeutic Development Candidates

The following chart represents our current pipeline of Arcturus-Owned mRNA Therapeutic Candidates:

•
LUNAR-OTC/ARCT-810 - We remain committed to our rare disease program for ornithine transcarbamylase (OTC) deficiency.
o
A Phase 1b study in stable OTC-deficient adults is being conducted in the United States. The trial is designed to assess safety, tolerability and pharmacokinetics of a single dose of ARCT-810, as well as various exploratory biomarkers of drug activity. The study has completed enrollment and dosing of all four cohorts (N = 16 subjects). We expect the final database lock to occur in the fourth quarter of 2023.
o
A Phase 2 multiple-dose study of ARCT-810 in OTC-deficient adolescents and adults initiated dosing in December 2022 and plans to enroll approximately 24 participants in 2 dose cohorts. The study has been approved by the regulatory authorities in the UK and several other countries in Europe. We are taking various actions to address the continued challenging enrollment rate in Europe, by adding study sites and patient services to eliminate barriers to participation.
o
In June 2023, the US Food and Drug Administration (the “FDA”) granted Fast Track Designation to ARCT-810. Fast Track Designation is designed to facilitate development and expedite review of new therapeutics intended to treat serious or life-threatening conditions that demonstrate the potential to address important unmet medical needs.
o
In June 2023, ARCT-810 received Rare Pediatric Disease Designation from the FDA. Such designation is designed to recognize rare pediatric diseases in which the serious or life-threatening manifestations primarily affect patients from birth to 18 years of age. Due to such designation, if ARCT-810 achieves approval for a pediatric indication in the original rare pediatric disease product application in the United States, Arcturus (or the sponsor of ARCT-810) will receive a voucher for priority review of a subsequent marketing application for a different product.
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
o
In August 2023 we received regulatory approval of a protocol amendment to allow the transition to a Phase 1b clinical study of ARCT-032 in up to eight adults with CF, with each participant receiving two administrations of ARCT-032. We initiated Phase 1b enrollment in October 2023, with dosing of first participant scheduled in November 2023.
o
In September 25, 2023, we entered into an amendment to our Development Program Letter Agreement with the Cystic Fibrosis Foundation Agreement. Please see “Updates on Collaboration Agreements” – “Cystic Fibrosis Foundation Agreement”.

o
On October 25, 2023, ARCT-032 received Rare Pediatric Disease Designation from the FDA. Such designation is designed to recognize rare pediatric diseases in which the serious or life-threatening manifestations primarily affect patients from birth to 18 years of age. Due to such designation, if ARCT-032 achieves approval for a pediatric indication in the original rare pediatric disease product application in the United States, Arcturus (or the sponsor of ARCT-032) will receive a voucher for priority review of a subsequent marketing application for a different product.
o
In November 2023, we presented new data showing proof of activity in vivo (G551D CF Ferret model) at the North American Cystic Fibrosis Conference. The ferrets in the study require continuous treatment with the CFTR modulator ivacaftor to prevent disease progression. A single administration of ARCT-032 showed successful transfection of airway epithelial cells and restoration of mucociliary clearance of ARCT-032 above the level maintained with ivacaftor.

Updates on Collaboration Agreements

CSL Collaboration Agreement.

Please see “Business Updates” – “Updates on Vaccine Program”.

Cystic Fibrosis Foundation Agreement

On May 16, 2017, pursuant to a Development Program Letter Agreement (as amended, the “CFF Agreement”) with the Cystic Fibrosis Foundation (“CFF”), CFF agreed to award us funding for a development program to identify lead CFTR mRNA sequences and LUNAR® formulations, demonstrate tolerability of LUNAR® CFTR mRNA, and demonstrate translatability of aerosolized LUNAR®. The award includes a grant of rights to CFF know-how to assist us to research, develop, commercialize, make or otherwise exploit a product. If the award results in a successful commercialized product, we will pay CFF (i) royalties on sales of the product up to a maximum of a single-digit multiple of the total award amount actually paid to us by CFF, and (ii) thereafter, a single-digit percentage of annual net sales. Further, in the event of a license, sale or other transfer of the product or our development program technology (including a change of control transaction), we will pay CFF a percentage of such license, sale or transfer payments actually received by us or our shareholders (subject to a royalty cap). On August 1, 2019, we entered into an amendment to the CFF Agreement. Pursuant to the amendment, (i) CFF will increase the amount it will award to advance LUNAR-CF, (ii) we will provide a certain amount of matching funds for remaining budgeted costs, and (iii) the related disbursement schedule from CFF to us was modified such that (a) a disbursement was made upon execution of the amendment, (b) an agreed upon amount will be disbursed to us within thirty days of the first day of each of January, April, July and October 2020, and (c) the last payment will be disbursed upon us invoicing CFF to meet good manufacturing practices and submitting an IND application. In January 2022, the parties signed an additional amendment for CFF to fund the development of a CF ferret model for application in the development of ARCT-032, our LUNAR-CF candidate.

On September 25, 2023, we entered into an additional amendment (the “Fourth Amendment”) to the CFF Agreement, pursuant to which we and CFF agreed to: (a) increase the Amount of Award (as defined in the CFF Agreement and applicable amendment) from CFF to advance LUNAR-CF by up to $9 million (for a total to date of up to approximately $25 million), and required Arcturus to provide $15 million in matching funds for remaining budgeted costs; (b) modify the existing rates and caps on royalties due to CFF under the CFF Agreement, including the addition of an option for Arcturus to reduce the royalty rate through a one-time payment; (c) modify the calculation of payments from Arcturus to CFF in the event of certain dispositions or licensing of cystic fibrosis or other pulmonary assets or of a change of control of Arcturus; and (d) make corresponding changes to exhibits, definitions and other provisions of the CFF Agreement.

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

Updates on ARCALIS Joint Venture

On August 14, 2023, we announced that ARCALIS Inc. (ARCALIS), our manufacturing joint venture in Japan to support the production of mRNA vaccines and therapeutics, had been awarded up to $115 million in two separate grants from the Japanese government. We anticipate that these grants will be used to fund the construction of a factory and the purchase of capital equipment to support current Good Manufacturing Practice (cGMP) production of mRNA drug substance and mRNA drug product operations.

On October 4, 2023, we announced that ARCALIS was selected by the Japanese Ministry of Economy, Trade and Industry to receive additional financial support to construct a DNA template manufacturing facility along with new state-of-the-art equipment. DNA plasmid generated at this facility would be used as key starting material in the manufacture of mRNA drug substance at

ARCALIS’ neighboring mRNA drug substance facility, which was completed in July 2023. To date, approximately $165 million has been awarded to ARCALIS by the Japanese government, subject to certain terms and conditions, to build mRNA Drug Substance, mRNA Drug Product manufacturing capabilities and to construct a DNA template manufacturing facility. As of November 6, 2023, our ownership in ARCALIS is 36.7%.

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

	Three Months Ended September 30,		2022 to 2023
(in thousands)	2023	2022	$ change	% change
Revenue	$45,140	$13,369	$31,771	*

* Greater than 100%

Revenue increased by $31.8 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was primarily attributable to $45.2 million of revenue recognized from the collaboration agreement and flu Phase I agreement with CSL Seqirus, as well as grant revenue recognized from the agreement with BARDA, which were both executed in the second half of 2022 with negligible revenue recognized during the third quarter of 2022. The increase was primarily offset by a decrease in revenue of $13.4 million related to decreased revenue recognized as a result of the termination of collaboration agreements with CureVac, UGX, Janssen and Vinbiocare.

	Nine Months Ended September 30,		2022 to 2023
(in thousands)	2023	2022	$ change	% change
Revenue	$135,944	$45,706	$90,238	*

* Greater than 100%

Revenue increased by $90.2 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was attributable to an increase in revenue of $133.0 million primarily related to the collaboration agreement with CSL Seqirus and the grant agreement with BARDA which were both executed in the second half of 2022. The increase was primarily offset by decreases in revenue of the following: (i) $27.2 million related to the termination of the agreement with Vinbiocare, (ii) $12.5 million related to the agreement with the Israeli Ministry of Health, (iii) $1.9 million related to the termination of the agreement with Janssen and (iv) $1.0 million related to the termination of the agreement with UGX.

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended September 30,		2022 to 2023		Nine Months Ended September 30,		2022 to 2023
(in thousands)	2023	2022	$ change	% change	2023	2022	$ change	% change
Operating expenses:
Research and development, net	$51,077	$37,688	$13,389	35.5%	$155,513	$120,770	$34,743	28.8%
General and administrative	13,377	12,488	889	7.1%	40,364	34,211	6,153	18.0%
Total	$64,454	$50,176	$14,278	28.5%	$195,877	$154,981	$40,896	26.4%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended September 30,		2022 to 2023		Nine Months Ended September 30,		2022 to 2023
(in thousands)	2023	2022	$ change	% change	2023	2022	$ change	% change
External pipeline development expenses:
LUNAR-COVID, net	$24,892	$16,018	$8,874	55.4%	$71,501	$60,774	$10,727	17.7%
LUNAR-OTC, net	2,001	2,063	(62)	-3.0%	7,520	6,471	1,049	16.2%
Early-stage programs	3,256	2,801	455	*	11,594	7,031	4,563	*
Discovery technologies	4,662	3,680	982	*	16,266	8,287	7,979	*
External platform development expenses:
Personnel related expenses	13,478	11,013	2,465	22.4%	40,206	31,862	8,344	26.2%
Facilities and equipment expenses	2,788	2,113	675	31.9%	8,426	6,345	2,081	32.8%
Total research and development expenses, net	$51,077	$37,688	$13,389	35.5%	$155,513	$120,770	$34,743	28.8%

* Greater than 100%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities. Research and development expenses were $51.1 million for the three months ended September 30, 2023, compared with $37.7 million in the comparable period last year, primarily reflecting increased clinical research and manufacturing costs of $11.6 million and an increase of $2.0 million in personnel related costs, an increase in travel and consulting expenses of $0.2 million, an increase of $0.7 million in facilities expense and offset by a decrease of contra research and development expenses recognized of $1.1 million. Research and development expenses were $155.5 million for the nine months ended September 30, 2023, compared with $120.8 million in the comparable period last year, primarily reflecting increased manufacturing costs of $27.8 million, an increase of $5.7 million in personnel related costs, an increase in consulting expenses of $1.4 million, an increase of $2.1million in facilities expense and a decrease of contra research and development expenses recognized of $1.6 million. The increase was primarily offset by a decrease of clinical-related expenses of $3.9 million. We expect that our research and development efforts and associated costs will increase and continue to be substantial over the next several years as our pipeline progresses.

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

Personnel related expenses primarily consist of employee salaries and benefits, share-based compensation and consultants. Although such expenses increased during 2023 as compared to 2022, we expect that they will not increase over the next twelve months.

Facilities and equipment expenses increased during the nine months ended September 30, 2023 as a result of increased rent and associated costs related to a new facility we took possession of in April 2022. Facilities and equipment expenses are not expected to increase during the next twelve months.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related benefits for our executive, administrative, legal and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses. The Company does not expect that general and administrative expenses will increase on a yearly basis from the current quarter September 30, 2023 expense trend.

General and administrative expenses were $13.4 million and $40.4 million for the three and nine months ended September 30, 2023, respectively, compared with $12.5 million and $34.2 million in the comparable periods last year. These increases in expenses resulted primarily from increased personnel expenses due to increased headcount and salaries, increased travel and consulting expenses as well as increased rent expense associated with the new facility. The Company does not expect that general and administrative expenses will increase on a yearly basis from the current quarter September 30, 2023 expense trend.

Finance income (expense), net

	Three Months Ended September 30,		2022 to 2023		Nine Months Ended September 30,		2022 to 2023
(in thousands)	2023	2022	$ change	% change	2023	2022	$ change	% change
Interest income	$4,001	$444	$3,557	*	$10,473	$766	$9,707	*
Interest expense	(20)	(765)	745	-97.4%	(763)	(2,211)	1,448	-65.5%
Total	$3,981	$(321)	$4,302	*	$9,710	$(1,445)	$11,155	*

* Greater than 100%

Interest income is generated on cash and cash equivalents. The increase in interest income for the three and nine month periods ended September 30, 2023 as compared to the comparable periods last year was primarily the result of increased interest rates and an increased cash balance due to large cash amounts received under the CSL Seqirus agreement. Interest expense decreased as no interest expense was incurred during the second and third quarters of 2023 related to the extinguishment of the Western Alliance Agreement and the forgiveness of the Singapore Loan during the first quarter of 2023.

Other income and expense

	Three Months Ended September 30,		2022 to 2023		Nine Months Ended September 30,		2022 to 2023
(in thousands)	2023	2022	$ change	% change	2023	2022	$ change	% change
Loss from equity-method investment	$—	$—	$—	0.0%	$—	$(515)	$515	-100.0%
Gain (loss) from foreign currency	4	1,862	(1,858)	-99.8%	(175)	3,237	(3,412)	*
Gain on debt extinguishment	—	—	—	0.0%	33,953	—	33,953	100.0%
Total	$4	$1,862	$(1,858)	-99.8%	$33,778	$2,722	$31,056	*

* Greater than 100%

Other income and expense items primarily relate to gains and losses from equity-method investments and foreign currency transactions. Additionally, we recorded a gain on debt extinguishment related to the Singapore Loan of $34.0 million during the first quarter of 2023 as a result of the Singapore Loan being forgiven.

We recorded no gain or loss in the three and nine months ended September 30, 2023, compared with no gain or loss in the three months ended September 30, 2023 and $0.5 million losses in the nine months ended September 30, 2022 in connection with our investment in GRI Bio, Inc. (formerly Vallon Pharmaceuticals, Inc.)

The changes in gain (loss) from foreign currency for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 were primarily attributable to the Singapore Loan being forgiven during the first quarter of 2023. The remaining amounts recorded as gain (loss) from foreign currency relate to transactions made in foreign currencies.

Off-balance sheet arrangements

Through September 30, 2023, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended September 30, 2023, the Company has funded its operations principally with the proceeds from the sale of capital stock, long-term debt and revenues earned through collaboration agreements and government contracts. We received a $200.0 million upfront payment from CSL Seqirus during the fourth quarter of 2022. Additionally, in the three months ended June 30, 2023, we received $90.0 million in milestone payments and $23.6 million for the manufacturing and supply of ARCT-154 from CSL Seqirus. We expect to receive future payments from CSL Seqirus primarily by meeting future milestones related to the CSL Collaboration Agreement. At September 30, 2023, we had $311.9 million in unrestricted cash and cash equivalents which includes amounts borrowed of $20.0 million from the Wells Fargo Credit Agreement. Balances outstanding under the line of credit will vary from quarter to quarter as cash flow from collaborations fluctuate.

CSL Seqirus, Inc. Collaboration and License Agreement

We entered into the CSL Collaboration Agreement with CSL Seqirus, a part of CSL Limited, one of the world’s leading influenza vaccine providers, for the global exclusive rights to research, develop, manufacture and commercialize mRNA vaccines.

CSL Seqirus received exclusive global rights to our technology for vaccines against SARS-CoV-2 (COVID-19), influenza and three other respiratory infectious diseases with non-exclusive rights to pandemic pathogens. We received an up-front payment of $200.0 million during the fourth quarter of 2022. We will be eligible to receive development milestones totaling more than $1.3 billion if all products are registered in the licensed fields. We will also be entitled to receive up to $3.0 billion in commercial milestones based on “net sales” of vaccines in the various fields.

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

Wells Fargo Credit Agreement

On April 21, 2023, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc. entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) whereby Wells Fargo agreed to make a $50.0 million revolving credit line available to the Company (the “Wells Fargo Loan”) and each Wells Fargo Loan evidenced by a revolving line of credit note (the “Note”).

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

The term of the agreement is two years, with an option for one-year renewals subject to Wells Fargo approval and the Company furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Wells Fargo Loan amount for each such renewal. There is no penalty for terminating the agreement. There is no penalty for terminating the facility prior to the maturity date of the Wells Fargo Note. As collateral, the Company has agreed to pledge $55.0 million in cash to be held at the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement. During the three months ended September 30, 2023, we drew down $20.0 million which was subsequently repaid in October 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level, and we believe the condensed consolidated financial statements included in this Form 10-Q for the quarterly periods ended September 30, 2023 fairly present, in all material respects, our financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we strongly encourage you to review. Other than as set forth below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on March 29, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the Commission on August 7, 2023.

Evolving dynamics in the market for COVID-19 vaccines are likely to impact our financial results.

With the global transition of COVID-19 from pandemic to endemic, the commercial market for COVID-19 vaccines is facing several challenges, including a more fragmented customer base, less predictability in orders, greater seasonality of demand, increased distribution costs, and higher costs of goods sold due to single-dose or lower-dose presentations. Such factors could impact the potential market for our COVID-19 vaccine (under our collaboration with CSL Seqirus), if approved. Further, our continued development efforts for our COVID-19 vaccine could face increased research and development costs, including for clinical trials, when updating COVID-19 vaccines for new variants of concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, other than as follows:

•
Kieth C. Kummerfeld, Senior Vice President, Corporate Controller and Principal Accounting Officer, modified an existing Rule 10b5-1trading arrangement on August 24, 2023. Mr. Kummerfeld's trading arrangement provides for the exercise of up to an aggregate of 36,064 options to purchase common stock and subsequent sale of such underlying shares of common stock, until August 23, 2024.

There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted or terminated during the three months ended September 30, 2023 by our directors and officers.

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

10.31** *	Amendment Number One to Collaboration and License Agreement, dated August 3, 2023, by and between Arcturus Therapeutics, Inc. and Seqirus Inc.

10.32** *	Amendment No. 4 to Letter Agreement, dated September 25, 2023, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: November 14, 2023	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer