Form 10-K
period 2023-12-31
Arcturus Therapeutics Holdings Inc.
filed 2024-03-14
CIK 1768224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on The Nasdaq Stock Market on June 30, 2023 was $692.4 million.

As of March 4, 2024, the registrant had 26,915,243 shares of voting common stock outstanding.

Certain portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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
•
the continued development activities of the LUNAR-COV19 and LUNAR-FLU programs under our collaboration with CSL Seqirus;
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
•
the initiation, design, cost, timing, progress, enrollment and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to, our research and development activities, preclinical studies and clinical trials, including those related to ARCT-810 and ARCT-032;
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
•
the likelihood or timing of any regulatory approval, and the likelihood that the marketing approval of ARCT-154 in Japan will be predictive of any future marketing approvals in other countries or for other versions of our LUNAR-COV19 or other product candidates;
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

References to Arcturus

In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries from and after the effective time of the Redomiciliation (as defined below in Part I, Item 1. "Business" - "Available Information") and, prior to that time, to our predecessor, Arcturus Therapeutics Ltd.

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

PART I

Item 1. Business

Overview

We are a global messenger RNA medicines company focused on the development of infectious disease vaccines and therapeutics for liver and respiratory rare diseases. In addition to our messenger RNA (“mRNA”) platform, our proprietary lipid nanoparticle (“LNP”) delivery system, LUNAR®, may enable multiple nucleic acid medicines. Our proprietary self-amplifying mRNA technology (Self-Transcribing and Replicating RNA, or STARR®, technology) may provide longer-lasting RNA and sustained protein expression at lower dose levels as compared to conventional mRNA.

We are leveraging our proprietary LUNAR platform and our nucleic acid technologies to develop and advance a pipeline of mRNA-based vaccines and therapeutics for infectious diseases and rare genetic disorders with significant unmet medical needs. We continue to expand this platform by adding new innovative delivery solutions that allow us to expand our efforts. Our proprietary LUNAR technology is intended to address the major hurdles in RNA drug development, namely the effective and safe delivery of RNA therapeutics to disease-relevant target tissues. We believe the versatility of our platform to target multiple tissues, its compatibility with various nucleic acid therapeutics, and our expertise in developing scalable manufacturing processes can allow us to deliver on the next generation of nucleic acid medicines.

In June 2020, we initiated our first clinical study, a Phase 1 study for our mRNA-based therapeutic candidate for ornithine transcarbamylase (“OTC”) deficiency. We launched our COVID-19 vaccine program in March 2020, and in November 2023, our self-amplifying mRNA vaccine against COVID-19, ARCT-154, received marketing approval in Japan. In November 2022, we entered into a Collaboration and License Agreement (the “CSL Collaboration Agreement”) with Seqirus, Inc. (“CSL Seqirus”), a part of CSL Limited and one of the world’s leading influenza vaccine providers, for the global exclusive rights to research, develop, manufacture and commercialize self-amplifying mRNA vaccines against COVID-19, influenza and three other respiratory infectious diseases and global non-exclusive rights to pandemic pathogens. The CSL Collaboration Agreement became effective on December 8, 2022. The collaboration (“CSL Collaboration”) combines CSL Seqirus’ established global vaccine commercial and manufacturing infrastructure with Arcturus’ manufacturing expertise and innovative STARR self-amplifying mRNA and LUNAR delivery platform technologies.

Our vaccines franchise, led by a self-amplifying mRNA-based COVID-19 program under license to CSL Seqirus, made significant strides in 2023, highlighted by the marketing authorization approval in Japan of ARCT-154. The approval is the world’s first for a self-amplifying RNA (sa-mRNA) COVID-19 Vaccine. In August 2023, we successfully completed the 12-month safety follow-up of the pivotal Phase 1/2/3 study in Vietnam of ARCT-154 that completed dosing in April 2022 of over 19,000 participants. In February 2023, Meiji Seika Pharma Co., Ltd. (“Meiji”), a Japanese leader in the area of infectious diseases, completed dosing of a Phase 3 clinical trial of ARCT-154 in Japan to evaluate the safety and immunogenicity of a booster dose of ARCT-154, and to assess the non-inferiority of ARCT-154 to a licensed mRNA vaccine, administered as a booster. Meiji conducted the study under its exclusive partnership with CSL Seqirus for the distribution of ARCT-154 in Japan. The study enrolled 828 adult participants, with half in the ARCT-154 group and half in a comparator group (Comirnaty®, Pfizer-BioNTech). The results of this study demonstrated that a booster dose of ARCT-154 elicited a numerically higher immune response (meeting the non-inferiority criteria) against the original Wuhan-Hu-1 virus strain and a superior immune response against Omicron BA.4/5 subvariant of SARS-CoV-2 virus compared to a booster dose of the conventional mRNA vaccine Comirnaty®. These Phase 3 study results were used to support the approval of ARCT-154 in Japan for primary immunization and as a booster dose.

Within the framework of the CSL Collaboration, we continue the development of the COVID-19 vaccine to establish a differentiated platform and address routine recommendations for periodic vaccine composition updates in a timely manner. In 2023, we, along with our partner CSL Seqirus, developed a bivalent version of the self-amplifying mRNA vaccine (Bivalent ARCT-2301), including the Wuhan-Hu1 strain and Omicron BA.4/5 subvariant. The clinical study with this vaccine candidate was initiated in September 2023 in Japan. The immunogenicity and safety of Bivalent ARCT-2301 are being compared with those of the bivalent composition of the licensed conventional mRNA COVID-19 vaccine.

The LUNAR-FLU program, also under the CSL Collaboration, has made significant progress as well. In 2023, we generated a comprehensive non-clinical data package to support a Phase 1 clinical trial with a novel seasonal influenza mRNA vaccine candidate and received all necessary approvals to initiate the Phase 1 study in Australia. We initiated dosing in this study in January 2024 with the intention of assessing the dose response of the investigational vaccine and comparing the safety and immunogenicity with the licensed standard of care. Overall, 132 healthy individuals (84 young adults and 48 older adults) are planned to be recruited in this Phase 1 clinical study. In August 2023, we entered into an amendment to the CSL Collaboration Agreement, pursuant to which CSL Seqirus made a $17.5 million milestone payment related to a development milestone for the LUNAR-FLU program.

We continue to advance our rare disease pipeline and collaborations. In our ornithine transcarbamylase (OTC) deficiency program, the Phase 1b single ascending dose study conducted in the United States of ARCT-810 (LUNAR-OTC) in adults with OTC deficiency completed enrollment and dosing of all four cohorts (N=16 subjects). The trial assessed safety, tolerability and pharmacokinetics of a single dose of ARCT-810, as well as various exploratory biomarkers of drug activity. The final database lock occurred in December 2023. A Phase 2 multiple-dose study of ARCT-810 in OTC-deficient adolescents and adults initiated dosing in December 2022 and plans to enroll approximately 24 participants in two dose cohorts. The study is being conducted in the UK and several countries in the European Union. ARCT-810 received Orphan Drug Designation from the FDA and the European Medicines Agency (the “EMA”) for treatment of OTC deficiency. ARCT-810 was also granted Fast Track Designation in May 2023 and Rare Pediatric Disease Designation in June 2023.

Our mRNA therapeutic candidate for cystic fibrosis, ARCT-032 (LUNAR-CF), successfully achieved the recruitment target and administration in a First-in-Human study in New Zealand, a Phase 1 single ascending dosing study with 32 healthy participants (eight subjects in each of four dose cohorts). In August 2023 we received regulatory approval for a protocol amendment to transition to a Phase 1b clinical study of ARCT-032 in up to eight adults with CF, with each participant receiving two administrations of ARCT-032. Dosing began in patients with CF in November 2023 and enrollment is ongoing. The FDA granted Rare Pediatric Disease Designation for ARCT-032 in October 2023. ARCT-032 was granted Orphan Drug Designation by the FDA in November 2023 and Orphan Medicinal Product Designation by the EMA in February 2024.

We also continued to improve our platform technologies and to advance our early-stage research activities and manufacturing process development and operations. We continue to conduct exploratory platform development activities, including the evaluation of genome editing, and new targeting approaches, where our LUNAR and STARR platforms could potentially be useful for identification and development of additional products for our portfolio. Also, with our sourcing partners, we manufactured cGMP batches (current good manufacturing practices) yielding significant quantities of clinical trial materials for global studies of our candidates, including ARCT-810 (LUNAR-OTC), ARCT-032, (LUNAR-CF), ARCT-154 (LUNAR-COV19) and ARCT-2301 (Bivalent LUNAR-COV19).

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

Nucleic acid therapeutics represent a significant advancement in targeted medicines and several of these therapeutics are being developed by public and private companies. The general objectives of these therapies include:

•
to introduce a gene product (e.g., mRNA, CRISPR, gene therapy) that encodes for a functional protein to replace an absent or defective protein;

•
to restore a functional protein by correcting its encoding mRNA sequence;

•
to reduce the amount of a target protein in a patient by binding to and destroying the associated target mRNA (antisense and small interfering RNA (“siRNA”)); and

•
to introduce proteins from viruses or malfunctioning proteins obtained from certain cancers to train the immune system to recognize these proteins and clear these viruses or cancer cells (nucleic acid vaccines).

Brief Introduction to our LUNAR® and STARR® Technology Platforms

LUNAR®

A key challenge for nucleic acid medicines is the safe and effective delivery of the nucleic acid molecule. We have developed a novel lipid-mediated delivery system called LUNAR. LUNAR is a multi-component drug delivery system that incorporates a mixture of novel biodegradable lipids. Lipids are molecules that contain hydrocarbons and make up the building blocks of the structure and function of living cells. Examples of lipids include fats, oils, waxes, certain hormones, and most of the cell membrane that is not made up of protein. LUNAR is designed to address technical challenges facing the delivery of nucleic acid medicines into cells. We continue to expand our library of proprietary lipids, termed ATX, with over 250 to date. Our preclinical studies have shown that formulations can be customized for the indication and target cell type of interest, and we have also demonstrated that our proprietary formulation process is scalable and reproducible. Our LUNAR platform is described in more detail below.

STARR®

Our STARR technology is our proprietary self-amplifying mRNA (or sa-mRNA) technology platform. When combined with a delivery system, such as our lipid-mediated delivery system LUNAR, the STARR technology has the potential to generate a protective immune response or drive therapeutic protein expression to prevent against or treat a variety of diseases. Self-amplifying RNA-based prophylactic vaccines developed with STARR may trigger rapid and prolonged antigen expression within host cells affording individuals protective immunity against infectious pathogens. We have clinically shown that the combination of LUNAR and STARR technology can result in lower dose requirements with superior immune response and sustained protein expression compared to non-self-amplifying RNA-based vaccines, which may enable production of greater volumes of vaccine doses more quickly.

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

The COVID-19 pandemic has highlighted the efficacy, safety, and rapidity in which nucleic acid medicines can be used to vaccinate vulnerable populations, and our vaccine program has continued to progress. In 2020, we initiated the development of our first self-amplifying mRNA vaccine candidate to protect against COVID-19. In December 2022 we entered into the CSL Collaboration Agreement, which combines CSL Seqirus’ established global vaccine commercial and manufacturing infrastructure with Arcturus’ manufacturing expertise and innovative STARR self-amplifying mRNA vaccine and LUNAR delivery platform technologies. For a more comprehensive discussion of the CSL Collaboration Agreement, please see Item 1 “Business” – “Revenue and Collaboration Arrangements and Other Material Agreements” – “CSL Seqirus.” In a Phase 3 clinical study in Japan that completed dosing in February 2023, ARCT-154, administered as a booster dose, achieved a numerically higher immune response (meeting the non-inferiority criteria) against the original Wuhan-Hu-1 virus strain, and a superior immune response against Omicron BA.4/5 subvariant of SARS-CoV-2 virus compared to a booster dose of the conventional mRNA vaccine Comirnaty®. In November 2023, ARCT-154 was approved for primary immunization and as a booster dose in Japan. This approval marks the world’s first approval for a self-amplifying RNA (sa-mRNA) COVID-19 Vaccine. In collaboration with CSL, and CSL's partner Meiji, we continue to generate clinical data to support using the self-amplifying vaccine platform for seasonal updates of the COVID-19 vaccine.

Our influenza vaccine franchise continued to expand, with the initiation of the Phase 1 clinical trial in January 2024 for the seasonal influenza candidate vaccine under our collaboration with CSL and our continued efforts under our pandemic influenza vaccine program with BARDA.

Development Program

COVID-19

Coronaviruses are a family of viruses that can lead to respiratory illness. Three viruses in this family have emerged in the past twenty years: Severe Acute Respiratory Syndrome (SARS-CoV), Middle East Respiratory Syndrome (MERS-CoV), and Severe Acute Respiratory Syndrome 2 (SARS-CoV-2), the virus responsible for the COVID-19 pandemic. Throughout the pandemic, there have been surges of infections as protective health measures have waxed and waned. Uncontrolled viral spread has led to approximately half a billion cases worldwide and the selection of viral variants that are more contagious, pathogenic, or both. Since late 2021, infections have been dominated by subvariants of the Omicron strain, which continue to displace previous circulating strains by evading immunity and spreading more efficiently, resulting in an increased risk of breakthrough infection among the vaccinated. Despite the expeditious Emergency Use Authorization (“EUA”) and rollout of vaccines in many countries, vaccine efficacy rates vary widely to currently circulating variants. The current recommendations include seasonal vaccination of risk populations against COVID-19, using vaccine compositions, including the new emergent SARS-CoV-2 variants.

As the world pivots from a pandemic to an endemic response to SARS-CoV-2 infections, primary and booster vaccines that induce robust and durable immunity against current and emerging variants of concern (“VOCs”) can help to reduce the infection and disease burden for both the public and the health care systems globally. As such, through the CSL collaboration, we are developing the next generation of mRNA vaccines, which have demonstrated encouraging immunogenicity data, including neutralizing antibody responses against various variants of concern, including Omicron, boosting pre-existing immunity to SARS-CoV-2.

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

Our next-generation COVID-19 vaccine candidate, ARCT-154, is also based on our STARR (self-amplifying mRNA) technology platform and our LUNAR platform. Additional changes were implemented for new generation vaccine candidates to further improve the immunogenicity and tolerability profile and increase vaccine efficacy. These changes include codon optimization for replicon and spike protein, additional mutations for stabilization of spike protein in pre-fusion confirmation, and changes in the manufacturing process to improve the impurity profile and reduce the amount of double-stranded RNA.

Marketing Authorization Approval of ARCT-154 in Japan

In November 2023, ARCT-154 received marketing authorization approval from the Japanese Ministry of Health, Labour and Welfare for use as a primary immunization and booster in Japan. The approval was based on positive clinical data from several ARCT-154 studies, including the pivotal 19,000 subject efficacy, safety and immunogenicity study performed in Vietnam as well as the pivotal Phase 3 booster study in Japan.

Marketing Authorization Application for ARCT-154 in Europe

CSL Seqirus and Arcturus submitted a European Medicines Agency (EMA) marketing authorization application for ARCT-154 for active immunization to prevent COVID-19 caused by SARS-CoV-2 in individuals 18 years of age and older. The application was accepted by EMA for review and the review procedure started on August 17, 2023.

Pivotal Phase 1/2/3 Study in Vietnam

During 2021, we entered into a collaboration with Vinbiocare Biotechnology Joint Stock Company (“Vinbiocare”), a member company of the Vingroup Joint Stock Company (Vingroup) group of companies. As part of a collaboration with Vinbiocare, ARCT-154, our investigational next-generation, self-amplifying mRNA-based vaccine for COVID-19, was advanced into a Phase 1/2/3 study in Vietnam, funded and sponsored by Vinbiocare (the “Vinbiocare Study”). The trial is randomized, observer-blinded, placebo, and active-controlled and is intended to assess the safety, immunogenicity, and efficacy of ARCT-154. The Phase 3 arm of the Phase 1/2/3 study was initiated in September 2021. The study enrolled over 19,000 adult subjects in Vietnam, including individuals with medical conditions, putting them at higher risk of severe complications of COVID-19. The Phase 3b placebo-controlled efficacy portion of the study enrolled over 16,000 participants.

In February 2022, Vinbiocare provided safety and immunogenicity data from the placebo-controlled Phase 1/2/3a portions of the study with approximately 1,000 participants. In April 2022, Vinbiocare shared results from the vaccine safety and efficacy analysis of Phase 3b participants. The primary efficacy endpoint in the placebo-controlled Phase 3b portion of the study was met. Analysis of the data demonstrated that two 5-mcg doses of ARCT-154 administered 28 days apart resulted in vaccine efficacy of 56.6% (95% CI; 48.7% - 63.3%) for protection against COVID-19 overall and 93.3% (95% CI; 80.5% - 98.9%) against severe COVID-19. Nine COVID-19-related deaths were reported in the placebo group and one in the ARCT-154 vaccinated group. The single death in the ARCT-154 vaccination arm occurred in an older age group participant who was also at increased risk of severe COVID-19. During the window when COVID-19 cases in the study were routinely collected, the prevalent SARS-CoV-2 strain associated with COVID-19 infections in Vietnam was Delta.

In the Phase 3b study population comprising 8,059 ARCT-154 recipients and 8,041 placebo recipients, and although local solicited AEs were reported more frequently by ARCT-154 recipients than placebo recipients (52.3% versus 15.3%) after Dose 1 or 2, the majority of solicited local AEs were mild or moderate in intensity. Solicited local AEs of severe intensity were infrequent in ARCT-154 recipients (0.6%) and mainly consisted of injection site pain and tenderness. Also, systemic solicited AEs were reported by ARCT-154 recipients more frequently than the placebo recipients (60.5% versus 40.8%), and most solicited systemic AEs were mild or moderate in intensity. Solicited systemic AEs of severe intensity were reported by 2.7% of ARCT-154 recipients. No Grade 4 solicited AE was reported in the study.

Local and systemic AEs were less frequent after the second dose than after the first dose of ARCT-154 and generally resolved within three days. In the entire Phase 3b population and throughout the study, SAEs considered related to the study vaccine were infrequent and reported by 10 ARCT-154 recipients and five placebo recipients from Day 1 to Day 92, and 1 ARCT-154 recipient who had formerly received two placebo doses, from Day 92 to the end of the study.

The administration of the third dose (early booster dose) of the ARCT-154 vaccine approximately two months after the primary vaccination series was not associated with any safety concerns.

No clinically meaningful differences in the safety profile were observed when comparing different subgroups in terms of age/risk groups, sex, or site/region.

No signs of disease enhancement (VAERD) were observed during the study period, judging by the reduction in the severity of the COVID-19 cases observed after one or two doses of the ARCT-154 vaccine. No case of myocarditis or pericarditis was reported.

Two doses of ARCT-154 were immunogenic in the adult study population without previous exposure to SARS-CoV-2 infection in terms of the induction of neutralizing and IgG-binding antibodies specific to the ancestral strain of SARS-CoV-2. Moreover, two doses of ARCT-154 induced cross-neutralization responses to Alpha, Beta, Gamma, and Delta/B.1.617.2 variants of concern when measured by the ACE2 surrogate virus neutralization assay.

Figure: ACE2 surrogate neutralization panel, showing geometric mean concentrations of neutralizing antibody responses (with 95% confidence intervals) obtained for participants across a range of SARS-CoV-2 variants. Data from participants with verified COVID-19 were left out of the analysis.

The administration of the third dose of ARCT-154 (early booster after 2-dose primary series) was associated with a further increase in immune responses to the ancestral SARS-CoV-2 strain and Delta and Omicron BA.1 variants of concern.

In August 2023, we submitted the primary manuscript with efficacy, immunogenicity and safety results of the pivotal Phase 1/2/3 clinical study of ARCT-154 in Vietnam. The preprint of this article is available on https://doi.org/10.21203/rs.3.rs-3329097/v1. The peer review of the manuscript is ongoing by Nature Communications.

Pivotal Phase 3 Non-Inferiority Study of ARCT-154 in Japan

Meiji is sponsoring a randomized, multicenter, Phase 3, observer-blind, active-controlled comparative study to evaluate the safety and immunogenicity of a booster dose of ARCT-154 and to evaluate the non-inferiority of ARCT-154 over COMIRNATY (Monovalent, Original strain). The study targeted a total of 780 adult participants, with half in the ARCT-154 group and half in a comparator group, and completed enrollment with 828 participants in February 2023.

Subjects were eligible if they had received three doses of approved mRNA COVID-19 vaccines with the last dose as COMIRNATY at least three months prior to screening.

The immunogenicity of ARCT-154 was non-inferior to COMIRNATY against the SARS-CoV-2 (Wuhan strain), thus meeting the primary objective of the study. Furthermore, the immunogenicity of ARCT-154 was superior to COMIRNATY against SARS-CoV-2 (Omicron BA.4/5 strain).

A) GMT

	ARCT-154 (N = 385)	COMIRNATY (N = 374)
Wuhan		
GMT Day 1	813 (716 – 924)	866 (755 – 993)
GMT Day 29	5641 (4321 – 7363)	3934 (2993 – 5169)
GMFR Day 1 : 29	6·7 (6·0 – 7·5)	4·4 (4·0 – 4·8)
Omicron		
GMT Day 1	275 (227 – 335)	292 (236 – 360)
GMT Day 29	2551 (1687 – 3859)	1958 (1281 – 2993)
GMFR Day 1 : 29	8·0 (7·0 – 9·1)	5·7 (5·0 – 6·4)

B) GMT RATIO

1·43 (1·26 – 1·63)
1·30 (1·07 – 1·58)
Non-inferiority
0.4
0.6
0.8
1.0
1.2
1.4
1.6
1.8
Favours Comirnaty
Favours ARCT-154

C) SRR

	ARCT-154 (N = 385)	COMIRNATY (N = 374)
Wuhan		
SRR Day 29	65·2% (60·2 – 69·9)	51·6% (46·4 – 56·8)
Omicron		
SRR Day 29	69·9% (65·0 – 74·4)	58·0% (52·8 – 63·1)

D) SRR DIFFERENCE

13·6% (6·8 – 20·5)
11·6% (4·9 – 18·3)
Non-inferiority
-15
-10
-5
0
5
10
15
20
25
Favours Comirnaty
Favours ARCT-154

Figure: (A) Geometric mean titers (GMT) of surrogate neutralizing antibodies at Days 1 (baseline) and 29, and geometric mean-fold rises (GMFR) in titers from Day 1 to Day 29; B) GMT Ratio; C) seroresponse rates (SRR) at Day 29; D) SRR Difference - Study ARCT-154-J01. Note: GMT – Geometric Mean Titer; SRR – seroresponse rate. All values are from the Per Protocol Subset 1 (PPS-1) and are shown with 95% confidence intervals in parentheses. Solid circles (●) represent the Wuhan variant, and open circles (○) represent the Omicron BA.4/5 variant. Vertical dashed lines represent the threshold for achieving the non-inferiority comparison of ARCT-154 to Comirnaty.

In addition, the immunogenicity results of ARCT-154 compared to COMIRNATY were not affected by age, sex, time since the last vaccination, antibody titer against SARS-CoV-2 (Wuhan and Omicron BA.4/5 strains) before administration of the study vaccine, and brands of the vaccines administered in the past.

Six months after vaccination, GMTs and SRRs of neutralizing antibodies against SARS-CoV-2 (Wuhan and Omicron BA.4/5 strains) remained higher in ARCT-154 recipients than in COMIRNATY recipients.

A: Wuhan-Hu-1
B: Omicron BA.4/5
Surrogate neutralising antibody titer (log scale)
10000
1000
100
ARCT-154
BNT162b2
5390
5928
4119
3738
2899
1861
866
813
2125
1892
1119
1624
888
495
292
275
Day 1
Day 29
Day 91
Day 181

	A: Day 1	A: Day 29	A: Day 91	A: Day 181	B: Day 1	B: Day 29	B: Day 91	B: Day 181
GMT ratio ARCT-154:BNT162b2 [95% CI]	**0·94** [0·78, 1·13]	**1·44** [1·27, 1·63]	**2·04** [1·80, 2·32]	**2·21** [1·91, 2·57]	**0·94** [0·71, 1·26]	**1·31** [1·07, 1·59]	**2·13** [1·74, 2·61]	**2·26** [1·78, 2·86]
GMFR [95% CI] **vs Day 1** (ARCT-154)		**6·8** [6·0, 7·6]	**7·4** [6·6, 8·3]	**5·1** [4·5, 5·8]		**8·1** [7·1, 9·2]	**7·2** [6·3, 8·1]	**4·1** [3·6, 4·8]
GMFR [95% CI] **vs Day 1** (BNT162b2)		**4·4** [4·0, 4·8]	**3·4** [3·1, 3·7]	**2·1** [1·9, 2·2]		**5·6** [5·0, 6·3]	**3·0** [2·7, 3·4]	**1·5** [1·4, 1·7]

Figure: Geometric mean titers (with 95% CI bars) of surrogate neutralizing antibodies against the SARS-CoV-2 Wuhan-Hu-1 (panel A) and Omicron BA.4/5 (panel B) strains up to six months after vaccination with one booster dose of either ARCT-154 or BNT162b2. Geometric mean titer ratios (95% CI) for ARCT-154/ BNT162b2 are shown for Days 29, 91 and 181, and geometric mean-fold rises over baseline (GMFR) with 95% CI are shown for each group at Days 29, 91 and 181.

No safety concerns were raised from the study. No deaths or ARCT-154-related SAEs were reported. The proportions of subjects with the solicited local AEs of injection-site swelling, induration, and erythema were lower after administration of ARCT-154 than after administration of COMIRNATY, and the proportion of subjects with solicited systemic AEs was similar in both study arms. The proportion of subjects with Grade 3 or higher solicited AEs was low in both study arms.

Figure: Rates of solicited local reactions and systemic adverse events in the two study groups with severity.

In summary, the pivotal Phase 3 Non-Inferiority Study of ARCT-154 in Japan met all primary and secondary immunogenicity endpoints, including a secondary pre-defined superiority assessment over Comirnaty (Omicron BA.4/5 strain). Overall, the safety and immunogenicity results of the study support the favorable benefit/risk profile of the ARCT-154 vaccine when administered as a booster dose in adult individuals who previously received other mRNA COVID-19 vaccines.

On July 13, 2023, an article reporting the study results titled “Booster dose of self-amplifying SARS-CoV-2 RNA vaccine vs. mRNA vaccine: a Phase 3 comparison of ARCT-154 with Comirnaty” was posted on medRxiv.org at https://www.medrxiv.org/content/10.1101/2023.07.13.23292597v1.

In December 2023, Lancet Infectious Diseases published results of the study showing that a booster dose of ARCT-154, a novel, self-amplifying messenger RNA (sa-mRNA) vaccine, elicited a numerically higher immune response (meeting the non-inferiority criteria) against the original Wuhan-Hu-1 virus strain, and a superior immune response against Omicron BA.4/5 subvariant of SARS-CoV-2 virus compared to a booster dose of the conventional mRNA vaccine Comirnaty®. ARCT-154 results were achieved with one-sixth the dose of Comirnaty® (5 μg vs 30 μg).

In January 2024, Arcturus and Meiji submitted the article ‘Persistence of immune responses of a self-amplifying RNA COVID-19 vaccine (ARCT-154) versus BNT162b2’ to Lancet Infectious Disease, with a 6-month follow-up results from this study. These additional data demonstrate the extended persistence of neutralizing antibodies after ARCT-154 compared with conventional mRNA vaccine in the clinical setting, indicating longer-lasting immunity and implying a longer duration of protection by ARCT-154 (Figure above). The manuscript was published on February 1, 2024 (https://www.thelancet.com/journals/laninf/article/PIIS1473-3099(24)00060-4/fulltext).

Phase 1/2 Study in United States, Singapore, and South Africa

In January 2022, we announced immunogenicity data for participants of a Phase 1/2 study being conducted in the United States and Singapore. Results from the arms where participants were dosed with five mcg of ARCT-154 as a booster after at least five months of being vaccinated with two doses of Comirnaty (Pfizer-BioNTech) showed encouraging increases in levels of neutralizing antibody activity against D614G and several variants of concern (VoCs) and variants of interest (VoIs).

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

Figure: Geometric mean fold rise (GMFR) of neutralizing antibodies against SARS-CoV-2 variants (versus pre-booster levels) after ARCT-154 booster vaccination measured by validated pseudovirus microneutralization assays (N=12). Error bars represent the 95% CI. Participants who received any COVID-19 vaccines or had laboratory-confirmed SARS-CoV-2 infection during the follow-up period were excluded from immunogenicity analysis at sampling times after the event.

Phase 3 Study of Bivalent Version of COVID-19 Vaccine Candidate in Japan

On September 29, 2023, Meiji initiated an additional Phase 3 clinical study with a bivalent version of our COVID-19 vaccine candidate (ancestral strain, ARCT-154 and Omicron BA.4/5) to further support immunogenicity and safety data for our self-amplifying mRNA platform, which may facilitate the timely release of future seasonal updates of our COVID-19 vaccine against evolving variants of concern. The study enrolled 930 healthy adults and individuals with comorbidities, who previously received three to five doses of mRNA COVID-19 vaccines, including the last booster at least three months prior to recruitment. The study will compare the investigational vaccine, ARCT-2301 and COMIRNATY (ancestral strain and BA.4/5), to evaluate safety and immunogenicity between observer-blind groups. Preliminary results of his study are expected by the end of Q1 2024. The results of this study of the bivalent version of our COVID-19 vaccine candidate are not required for approval of ARCT-154 in Japan but will facilitate the timely release of future seasonal updates of the COVID-19 vaccine without the need for additional clinical data.

A) GMT

	ARCT-2301 (N = 398)	COMIRNATY (N = 406)
Omicron BA.4/5 ○		
GMT Day 1	879 (750 – 1031)	813 (688 – 959)
GMT Day 29	6489 (2788 – 15106)	4358 (1871 – 10148)
GMFR Day 1 : Day 29	6·9 (6·2 – 7·8)	5·1 (4·6 – 5·6)
Wuhan ●		
GMT Day 1	2132 (1909 - 2381)	2026 (1805 – 2274)
GMT Day 29	9435 (5187 – 17164)	6524 (3585 – 11872)
GMFR Day 1 : Day 29	4·1 (3·8 – 4·5)	3·0 (2·8 – 3·2)
Omicron XBB1.5 □		
GMT Day 1	106 (92 – 122)	99 (85 – 114)
GMT Day 29	1115 (455 – 2728)	684 (280 – 1676)
GMFR Day 1 : Day 29	7·5 (6·7 – 8·3)	5·0 (4·5 – 5·5)

B) GMT RATIO

1·49 (1·26 – 1·76)
1·46 (1·29 – 1·63)
1·63 (1·36 – 1·94)
Non-inferiority
Superiority
0.4
0.6
0.8
1.0
1.2
1.4
1.6
1.8
Favours Comirnaty
Favours ARCT-2301

C) SRR

	ARCT-2301	COMIRNATY
Omicron BA.4/5 ○		
SRR Day 29	62·8% (57·9 – 67·6)	55·6% (50·6 – 67·6)
Wuhan ●		
SRR Day 29	44·5% (39·5 – 45·5)	32·1% (27·6 – 36·9)
Omicron XBB.1.5 □		
SRR Day 29	69·8% (65·1 – 74·3)	52·8% (47·8 – 57·8)

D) SRR DIFFERENCE

7·2% (0·6 – 13·7)
12·5% (5·9 – 19·0)
16·7% (10·1 – 23·2)
Non-inferiority
Superiority
-15
-10
-5
0
5
10
15
20
25
Favours Comirnaty
Favours ARCT-2301

Abbreviations: GMT – geometric mean titer; SRR – seroresponse rate; GMFR – geometric mean fold raise; LL –lower limit; CI – confidence interval

Figure: Geometric mean titers (GMT) of surrogate neutralizing antibodies at Days 1 (baseline) and 29, and geometric mean-fold rises (GMFR) in titers from Day 1 to Day 29; B) GMT Ratio; C) seroresponse rates (SRR) at Day 29; D) SRR Difference – Study ARCT-2301-J01. Note: GMT – Geometric Mean Titer; SRR – seroresponse rate. All values are from the Per Protocol Subset 1 (PPS-1) and are shown with 95% confidence intervals in parentheses. Solid circles (●) represent the Wuhan variant, open circles (○) represent the Omicron BA.4/5 variant, and open squares (☐) represent the Omicron XBB.1.5 variant. Vertical lines represent the threshold for achieving the non-inferiority and superiority comparisons of ARCT-154 to Comirnaty.

Bivalent ARCT-2301, when administered intramuscularly as a booster dose in subjects who had received three to five doses of authorized mRNA COVID-19 vaccines at least three months before the recruitment, demonstrated immunological superiority over the comparator vaccine (Comirnaty® bivalent: Wuhan strain/Omicron strain BA.4/5), as measured by GMT ratios and seroresponse rates differences for both vaccine strains (prototype Wuhan strain and Omicron BA.4/65 variant). In addition, ARCT-2301 induced a higher immune response against the epidemiologically dominant Omicron XBB.1.5 variant.

COVID-19 Vaccine Platform Stability Data

Current data regarding the product format, stability and cold chain characteristics of our lyophilized self-amplifying mRNA COVID-19 vaccine compares favorably to existing smaller non-self-amplifying COVID-19 vaccine stability requirements. The lyophilized powder of ARCT-154 demonstrated room temperature stability for four days (25°C; 60% RH), refrigerator stability for five months (2-8°C), and long-term stability for 24 months (-25°C to -15°C). The vaccine stability data are supportive for shipping at 2-8°C. Notably, the vaccine remains stable in the event of temperature cycling.

Development Program

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

Increasing evidence supports that immunity against neuraminidase (NA), the second most abundant influenza surface protein, along with hemagglutinin (HA) specific immunity protects against influenza disease (Krammer et al, mBIO, 2018). While most currently licensed vaccines contain some neuraminidase, the amount is not standardized, and currently licensed vaccines do not induce robust anti-neuraminidase immune responses. LUNAR-qsFLU, targets both the HA and NA, and may have a protective benefit over current vaccines during seasons even when vaccine strains are not well matched to circulating strains (Sandbulte et al, PNAS, 2011).

LUNAR-qsFLU has been designed to take advantage of our expertise in both LUNAR lipid delivery systems and our STARR self-amplifying mRNA technology. This platform has been shown to deliver effective protection against COVID-19 and has been optimized to elicit robust immunogenicity with acceptable reactogenicity at a lower dose than conventional mRNA vaccines with the aspiration of creating a highly effective influenza vaccine for use in general and high-risk populations. Working with CSL Seqirus, we have generated a comprehensive non-clinical data package to support the initiation of the Phase 1 clinical trial with a novel influenza mRNA vaccine candidate. A Phase 1 dose-finding safety and immunogenicity study was initiated in January 2024 in Australia and is ongoing.

In non-clinical studies, the immunogenicity of ARCT-2138 was compared with those of three licensed influenza vaccines in naïve mice.

Naïve BALB/c mice were vaccinated once with 2 µg of ARCT-2138 or one-fifth of the human dose for comparator vaccines. All vaccines contained antigens from the FDA recommended strains for the 2022/2023 influenza season for cell or egg-based vaccines. Smaller doses than the full adult dose of the comparator vaccines was given due to limitation in the injection volume in the hind legs of mice (50µl per leg, total 100µl). ARCT-2138 was dosed at 2 µg which is a five times lower dose than was tested in humans (10 µg) based on clinical dose escalation studies performed with ARCT-021.

The most significant differences in HAI titers were observed between ARCT-2138 and cell-based and recombinant influenza vaccines. While a significant increase in HAI titers was observed for H1N1 and B Victoria antigens at day 56 for ARCT-2138 compared to the adjuvanted influenza vaccine, no difference was observed between these vaccine groups for H3N2 antigen, and the immune response for B Yamagata antigen was lower after ARCT-2138. Neurominidase antibody responses were assessed at days 42 and 70. As with HAI titers, ARCT-2138 elicited significant higher antibody titers for all four vaccine strains and at all time points analyzed when compared to titers from mice immunized with cell-based and recombinant influenza vaccines. ARCT-2138 neuraminidase antibody response were slightly, but significantly, higher for all vaccine strains except B Yamagata compared to mice immunized with adjuvanted influenza vaccines.

Altogether, the animal study data indicates that ARCT-2138 elicited higher antibody titers in mice than licensed cell-based and recombinant influenza vaccines and moderately higher titers for most antigens compared to an adjuvanted influenza vaccine.

A
Hemagglutinin Titers
Hemagglutinin Inhibition H1N1 A/Wisconsin/588/2019
Hemagglutinin Inhibition H3N2 A/Darwin/6/2021
Hemagglutinin Inhibition Victoria B/Austria/1359417/2021
Hemagglutinin Inhibition Yamagata B/Phuket/3073/2013
HAI titer
PBS Group
Days 28 56 28 56 28 56 28 56
ARCT-2138
Vaccine 1
Vaccine 2
Vaccine 3
Licensed for adults
Licensed for ≥65
B
Neuraminidase Titers
Neuraminidase Inhibition H1N1 A/Wisconsin/588/2019
Neuraminidase Inhibition H3N2 A/Darwin/6/2021
Neuraminidase Inhibition Victoria B/Austria/1359417/2021
Neuraminidase Inhibition Yamagata B/Phuket/3073/2013
NI titer
PBS Group
Days 42 70 42 70 42 70 42 70
ARCT-2138
Vaccine 1
Vaccine 2
Vaccine 3
Licensed for adults
Licensed for ≥65

Figure: HAI and NI Titers after Vaccination with ARCT-2138 and Licensed Comparator Vaccines. Naïve BALB/c mice were vaccinated once with ARCT-2138 (2 µg) or once with one of three licensed vaccines (1/5 human dose) and assessed for HAI and NI titers for each of the antigens from the FDA recommended strains for the 2022/2023 Northern Hemisphere influenza season. Antigens used to determine inhibition titers were from cell-based vaccine strains only. ARCT-2138 showed similar or superior responses to (A) all four HAs and (B) all four NAs present in the licensed comparator. Geometric mean with geometric SD shown. Significance determined by 2-way ANOVA multiple comparisons test comparing ARCT-2138 to licensed vaccines at each time point (****=p<0.0001; ***=p<0.001; **=p<0.01; *=p≤0.05; no asterisks=not significant).

Development Program

LUNAR-pandFLU (Influenza)

Our LUNAR-pandFLU program continues to progress under the award from the Biomedical Advanced Research and Development Authority (“BARDA”) that we obtained in 2022. The program includes all non-clinical, manufacturing, and regulatory support to advance a vaccine to protect against disease caused by H5N1 highly-pathogenic avian influenza. Non-clinical safety and pharmacology studies are ongoing, and a pre-IND meeting was granted. Enrollment for a Phase 1 clinical trial designed to evaluate the safety and immunogenicity of ARCT-2304 (LUNAR-pandFLU candidate vaccine) is expected to begin before the end of 2024. For a more comprehensive discussion of the funding award, please see Item 1 “Business” – “Revenue and Collaboration Arrangements and Other Material Agreements” – “BARDA.”

Rare Disease Program

Medicines in Development

The Orphan Drug Act of 1983 (the “Orphan Drug Act”) defines a rare disease as a disease affecting fewer than 200,000 individuals in the United States. According to the National Institutes of Health (“NIH”), there are approximately 10,000 such diseases that, together, affect nearly 30 million people in the United States. The European Union (the “EU”) defines a rare disease as having a prevalence of fewer than five in 10,000 people. Collectively, these disorders affect between 6% and 7% of the population in the developed world.

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

OTC deficiency is the most common of the urea cycle disorders, a group of inherited metabolic disorders that are associated with reduced ability to eliminate ammonia from the body. There are over 5,000 people with OTC deficiency in the United States and the prevalence is approximately one in 14,000 to one in 77,000 people worldwide. Ammonia is a toxic waste product produced from the breakdown of protein. OTC is a critical enzyme in the urea cycle, which takes place in liver cells and converts ammonia to harmless urea which is eliminated by the kidneys. In patients with OTC deficiency, ammonia accumulates in the blood and is toxic to the brain and liver. Symptoms of high ammonia levels include vomiting, headaches, coma and death. OTC deficiency can cause developmental problems, seizures and death in newborn babies. As an X-linked disorder, OTC deficiency tends to be more severe in males, though female carriers are often affected. Patients with less severe symptoms may present later in life, as adults. Currently no cure exists for OTC deficiency apart from liver transplant; however, this treatment comes with significant risks and complications such as organ rejection, and transplant recipients must take immunosuppressant drugs for the rest of their lives. Current standard of care for OTC deficiency is a low-protein diet, dietary supplements, and ammonia scavengers to try to prevent accumulation of ammonia. Life-threatening episodes of high ammonia levels can still occur, requiring treatment with dialysis or hemofiltration. These treatments do not address the underlying cause of disease and there remains a high unmet need for an effective treatment.

Our LUNAR-OTC development candidate, ARCT-810, uses our LUNAR platform to deliver normal OTC mRNA into liver cells which then produce normal functioning OTC with possible disease-modifying effects. Our LUNAR-OTC approach has the potential to treat the underlying defect that causes the debilitating symptoms of OTC deficiency, rather than mitigating symptoms by sequestering ammonia. We have retained worldwide development and commercialization rights to ARCT-810.

LUNAR-OTC has received orphan drug designation from the FDA and the EMA for treatment of OTC deficiency. ARCT-810 was also successfully granted Fast Track Designation in May 2023 and Rare Pediatric Disease Designation (RPDD) in June 2023. Fast Track Designation is designated to facilitate development and expedite review of new therapeutics intended to treat serious or life-threatening conditions that demonstrate the potential to address important unmet medical needs. Rare Pediatric Disease Designation is designed to recognize rare pediatric diseases in which the serious or life-threatening manifestations primarily affect patients from birth to 18 years of age. Due to such designation, if ARCT-810 achieves approval for a pediatric indication in the original rare pediatric disease product application in the United States, Arcturus (or the sponsor of ARCT-810) is eligible to receive a voucher for priority review of a subsequent marketing application for a different product.

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

A Phase 1b study in stable OTC-deficient adults completed dosing in the United States in August 2023. The trial is designed to assess safety, tolerability and pharmacokinetics of a single dose of ARCT-810, as well as exploratory biomarkers of drug activity. The Phase 1b study is a single ascending dose, placebo-controlled study that enrolled 16 adults with mild OTCD. ARCT-810 was generally safe and well tolerated. A Phase 2 multiple-dose study of ARCT-810 in OTC-deficient adolescents and adults initiated dosing in December 2022 and plans to enroll approximately 24 participants in two dose cohorts. The study is being conducted in the UK and several other countries in the European Union.

Rare Disease Program - LUNAR-CF (Cystic Fibrosis)

The LUNAR-CF program addresses cystic fibrosis (CF) lung disease, a progressive disorder caused by mutations in the cystic fibrosis transmembrane conductance regulator (CFTR) gene. ARCT-032, our lead development candidate for the treatment of cystic fibrosis, uses our LUNAR platform to deliver a codon-optimized CFTR mRNA into airway epithelial cells. This allows airway cells to produce functional human CFTR protein using native translational machinery and protein trafficking pathways which could result in the treatment of the underlying defect that causes CF lung disease, regardless of the specific mutation. The Cystic Fibrosis Foundation (the “CFF”) has partnered with us to support development of this therapy. ARCT-032 represents the first LUNAR-based mRNA therapeutic delivered by the inhaled route, offering direct delivery to the affected airways to restore functional CFTR.

There are close to 40,000 children and adults living with cystic fibrosis in the United States (and an estimated 105,000 people have been diagnosed with CF across 94 countries), and CF can affect people of every racial and ethnic group. Approximately 800 people are newly diagnosed with CF each year in the United States. CF is caused by one of more than 2,000 known mutations in the CFTR gene. These mutations have been grouped into several different classes based on the mechanism by which they cause reduction in the production and/or function of the CFTR protein. When CFTR is absent or defective, the airway surfaces become dehydrated and coated with a layer of thick mucus that clogs the airways, causing difficulty breathing and often resulting in chronic infections, exaggerated inflammation, structural airway damage, and other serious complications in the lungs. CF is a multi-system disease that may also affect the pancreas, intestines, liver, sinuses, reproductive tract and sweat glands. The median predicted survival of CF patients born between 2018-2022 in the United States is approximately 56 years, and the cause of most of the mortality and morbidity is due to the lung disease.

Current non-curative therapies for CF lung disease are directed towards disease severity and to prevent the progression of the disease. These treatments include aerosolized mucolytics, antibiotics, and airway clearance techniques that are time-consuming and represent a significant treatment burden for people with CF. Many CF patients ultimately suffer from a critical decline in lung function and require lung transplants.

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

We made significant progress on the LUNAR-CF program in 2023. Following on our activities of 2022, which included reproducible demonstration of restoration of CFTR function in human bronchial epithelial cell cultures from CF donors and the completion of the first-in-human enabling GLP toxicology studies, in 2023 we initiated and successfully achieved the recruitment target in a Phase 1 single ascending dose study of ARCT-032 (LUNAR-CF), our mRNA therapeutic candidate for CF, in 32 healthy participants (eight subjects in each of four dose cohorts). In August 2023 we received regulatory approval of a protocol amendment to transition to a Phase 1b clinical study of ARCT-032 in up to eight adults with CF, with each participant receiving two administrations of ARCT-032. We initiated Phase 1b enrollment in October 2023.

ARCT-032 was granted Orphan Drug Designation by the FDA in November 2023 and Orphan Medicinal Product Designation by the EMA in February 2024. The FDA granted Rare Pediatric Disease Designation for ARCT-032 in October 2023. The Rare Pediatric Disease Designation is designed to recognize rare pediatric diseases in which the serious or life-threatening manifestations primarily affect patients from birth to 18 years of age. With this designation, if ARCT-032 achieves approval for a pediatric indication in the original rare pediatric disease product application in the United States, Arcturus (or the sponsor of ARCT-032) is eligible to receive a voucher for priority review of a subsequent marketing application for a different product.

An extensive portfolio of nonclinical studies supported the advancement of ARCT-032 to the clinic. Our comprehensive data set showcasing the potential for ARCT-032 as a disease-modifying treatment has been presented at the major CF conferences in North America and Europe. For example, we recently presented data at the North American Cystic Fibrosis Conference in November 2023 that demonstrated that a single dose of ARCT-032, administered in the airways of CF ferrets by microsprayer, effectively doubled the mucociliary transport rate in vivo.

In vitro proof of concept of ARCT-032 was obtained using HBE cells cultured in an air-liquid interface system, a model system that has been shown to be highly correlated with clinical trial results with CFTR modulator drugs. HBE cells cultured in this manner undergo extensive differentiation, resulting in an in vitro model that is representative of the in vivo airway epithelium. The cells exhibit a pseudostratified morphology and are comprised of a heterogeneous cell population, including ionocytes, ciliated, basal, and secretory cells. Work performed at University of Alabama at Birmingham (UAB) demonstrated that ARCT-032 (LUNAR-CFTR) treatment resulted in significantly higher chloride activity when compared to negative control (LUNAR-TdTomato). More importantly, after treatment with ARCT-032, cultures derived from patients with CF with the F508del mutation (F508del+/+) demonstrated that the chloride current had been restored, i.e., the chloride efflux was similar to HBE cells from people without CF (WT) that were used as a positive control (figure below). Additionally, western blot analysis of protein in the HBE cells showed higher levels of mature CFTR protein (C-band) in ARCT-032 treated cells when compared to non-CF donor control cells.

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

The use of F508del HBEs allowed us to compare the activity of ARCT-032 with Vertex Pharmaceutical’s Trikafta (elexacaftor/tezacaftor/ivacaftor), a highly effective CFTR modulator combination approved for patients with F508del and other CFTR mutations.

Figure 1: Chloride conductance was measured in presence or absence of a chloride gradient in ALI-cultured F508 HBE cells (solid bars) or WT HBEs (textured bars) 24 hours following a single treatment with ARCT-032 (blue circles), LUNAR-TdT (red circles) or Trikafta (green circles). The measurements were performed in three separate studies at different times.

ALI-cultured HBE cell monolayers derived from either three different CF patients carrying the F508del mutation or from an equal number of healthy donors carrying the WT CFTR. The cells were transfected with a single, 20 µg dose of ARCT-032 or LUNAR-TdT, a formulation carrying TdTomato encoding mRNA that was used as a negative control. When the HBE monolayer was tested for transepithelial chloride currents in presence of a chloride gradient, a single 20 µg treatment with ARCT-032 resulted in significantly increased chloride conductance compared to the LUNAR-TdT control at 24 hours post-treatment (Figure 1). Importantly, ARCT-032-restored chloride efflux in F508del HBEs matched the chloride efflux observed in wild type HBEs from non-CF donors. In absence of a chloride gradient, ARCT-032 driven chloride currents were lower than those with a chloride gradient but matched the activity of Trikafta tested alongside (Figure 1). Our results from the UAB studies without chloride gradients are comparable to those previously obtained at CF Foundation Therapeutics under similar experimental conditions.

Next, ARCT-032 activity was evaluated in CF HBEs carrying the nonsense mutations (G542X/R1162X) which are associated with a severe CF phenotype due to the complete absence of CFTR expression (CFTR null). CF patients harboring these and other nonsense mutations are not eligible to be treated with the approved CF modulators such as Trikafta and are a primary target population of patients for ARCT-032 treatment. We demonstrated that a single 20 µg treatment with ARCT-032 resulted in a significantly higher CFTR-mediated chloride conductance compared to the LUNAR-TdT used as a negative control (Figure 2). These observations highlight the potential applicability of ARCT-032 treatment in CF patients non-responsive to currently approved CF modulators.

Figure 2: Chloride conductance measured in G542X/R1162X nonsense mutation carrying HBEs or WT HBEs at 24 hours following a single treatment with ARCT-032 (blue circles) or LUNAR-TdT (red circles) or buffer (black circles).

Additional preliminary results have indicated that a single 20 µg treatment with ARCT-032 could impart substantial CFTR activity in F508del HBEs for at least three days while the activity is still detectable at five days from the treatment (Figure 3A). This highlights the efficacy of transfection and the stability of translated CFTR protein. Furthermore, we have demonstrated that treatment of F508 HBEs with multiple smaller doses (3 µg and 5 µg) of ARCT-032 can achieve CFTR activity comparable to a larger single dose (20 µg) (Figure 3B). Together, these results have demonstrated the ability of ARCT-032 to generate a functional and stable CFTR protein in a dose and treatment amenable manner.

Figure 3: A) Time-course study in F508del HBEs carried out in presence of a chloride gradient following a single treatment with ARCT-032 indicated substantial CFTR activity for three days and detectable activity for at least five days. B) Under no chloride gradient conditions, treatment of F508del HBEs with multiple smaller doses (3µg or 5µg) of ARCT-032 achieved CFTR function comparable to a single larger dose (20µg).

As mentioned, earlier work has shown successful transduction of airway epithelial cells with LUNAR-mRNA in multiple species of healthy animals. We recently achieved similar success in a CF animal model. In collaboration with the University of Iowa and supported by the Cystic Fibrosis Foundation, a double transgenic ferret model of CF was used to assess transduction of bronchial epithelial cells in diseased ferrets. Ferrets with the G551D mutation maintained on VX-770 (ivacaftor) developed a CF phenotype including thick mucus in the lungs upon withdrawal from VX-770 treatment. LUNAR-Cre was administered to the airways by microsprayer, and the Cre recombinase mRNA-transduced cells switched off TdTomato expression (shown in red) and expressed EGFP (cells in green). This demonstrated the ability of LUNAR-Cre to penetrate the mucus layer and transduce the target pulmonary epithelial cells in CF-diseased ferrets.

Penetration of LUNAR-mRNA Through Mucus

Figure 4: Photomicrographs of the pulmonary epithelium of G551D CFTR/Rosa transgenic ferrets following microsprayer administration of LUNAR Cre. The ferrets express TdTomato protein (red) by default; introduction of Cre recombinase mRNA (via LUNAR-Cre) results in Cre protein expression and excision of TdTomato enabling expression of EGFP (green). The panel on the left shows transduction with LUNAR-Cre of pulmonary epithelial cells lining the trachea, as evidenced by the conversion of TdTomato expression in red to EGFP expression in green. The panel on the right illustrates the ability of LUNAR-Cre LNPs to penetrate the mucus (outlined by a blue box) in a smaller bronchiole and transduce the underlying epithelial cells. The red-fluorescing cells are not transduced by LUNAR-Cre. Sections were counterstained with DAPI (blue).

Further experiments with G551D CFTR-transgenic ferrets demonstrated in vivo proof of concept of ARCT-032 (LUNAR-CFTR) in this model system. The G551D ferrets are initially maintained on VX-770 treatment and develop typical findings of CF lung disease upon withdrawal of the drug. This enables the evaluation of therapeutic interventions. Following withdrawal of VX-770, the ferrets were treated with either ARCT-032 or LUNAR-TdTomato (negative control) administered by a microsprayer. Mucociliary clearance was assessed by PET/CT scan while maintained on VX-770, a few weeks after VX-770 withdrawal, and 24 hours following dosing. As shown in figure below, after a single administration of ARCT-03 the mucociliary clearance in CF ferrets 2 (green line) was about twice that of the ‘VX-770 Off’ baseline (black line), and comparable to or greater than that for ‘VX-770 On’ (turquoise line).

LUNAR mRNA 1st Dose MCC assay
Rapid rise in MCC efficiency after 1 dose
% Clearance
100
90
80
70
60
50
40
30
20
10
0
-10
1.5
2.5
3.5
4.5
5.5
6.5
7.5
8.5
9.5
10.5
11.5
12.5
13.5
14.5
VX770 ON
VX770 Off
1st Dose LUNARhCFTR
1st Dose LUNARdT

LUNARhCFTR = ARCT-032; LUNARdT = LUNAR-TdTomato; MCC = mucociliary clearance; VX-770 = ivacaftor.

Note: x-axis represents time in minutes.

Figure 5: After VX-770 washout, G551D CFTR ferrets were treated as shown and PET/CT scanned. MCC was assessed post first dose.

Discovery Program

Discovery Program – Phenylketonuria (PKU)

Phenylketonurea (PKU) is an inherited metabolic disease characterized by the buildup of the amino acid phenylalanine (Phe) in the body due to the lack or deficient activity of the enzyme responsible for its metabolism, phenylalanine hydroxylase (PAH). In PKU patients, high levels of phenylalanine affect normal nervous system function and can lead to brain disfunction and intellectual disability. Globally, approximately 1:10,000 newborns carry mutations in the PAH gene responsible for the PKU disease. Dietary restriction (low protein diet) has been the main therapeutic treatment to control Phe levels and, although successful, outcomes are not always optimal, and patients often have difficulty adhering to restrictions. There are only two approved treatments for PKU: Palynziq®, which requires injections that may lead to an immune response against Palynziq® as it is an enzyme derived from bacteria, and the synthetic PAH co-factor, BH4, Kuvan®, which only helps a subpopulation of PKU patients.

The LUNAR PKU program attempts to address the unmet needs of PKU patients by delivering mRNA encoding the PAH protein formulated in LUNAR lipid nanoparticles to the PAH-deficient liver, restoring PAH function and reducing blood Phe to healthy levels. In a PKU mouse model, we have shown that we can deliver a functional human PAH mRNA to the liver and reduce Phe to safe levels (Phe < 0.3 mM). Presently, the program is aiming to increase the duration of the efficacy after a single dose treatment to reduce the frequency of dosing and improve the effectiveness of the therapy. Proof of concept studies in PKU mice show that engineering of PAH mRNA and protein lead to a significant increase in the duration of the efficacy, longer than six (6) days, as compared to the original, first-generation PAH mRNA (~24-48 hours). Additional in vivo efficacy and tolerability studies are underway to finalize a candidate drug product composed of the optimized PAH mRNA and LUNAR formulations.

LUNAR PAH mRNA reduces phenylalanine plasma levels in a PKU mouse model after a single dose.

Discovery Programs – Vaccine Programs (Lyme Disease and Gonorrhea)

Based on the clinical and regulatory validation of LUNAR and STARR technologies provided by the approval of ARCT-154, our next-generation vaccine for COVID-19, we have initiated new vaccine discovery programs for Lyme disease and gonorrhea. The new discovery programs rely on the evidence of superior immunogenicity, durability, and breadth of immune response compared to conventional mRNA vaccines, as observed in the COVID-19 program.

Lyme disease is a bacterial infection and is the most common vector-borne disease in the United States. Infection can spread to joints, the heart and the nervous system. Gonorrhea is a sexually transmitted disease (STD) that can infect the mucous membranes of the reproductive tract. It is the second most commonly reported bacterial sexually transmitted infection in the United States. We selected these diseases based on high unmet medical needs, good understanding of the path forward in vaccine target selection, and demonstration of proof of concept, as well as platform advantages that may be translated in a favorable vaccine product.

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

PCSK9

The Pcsk9 gene is expressed only in the liver, and the PCSK9 protein is secreted into the blood circulation. PCSK9 binds and downregulates the low-density lipoprotein (LDL) receptors (LDLR) present in the hepatocytes cell membrane, therefore reduction of PCSK9 protein levels increases LDLR (defined below) levels and its availability to take and reduce LDL-Cholesterol from the blood (Figure below. Top). A single intravenous dose of LUNAR-TALEN PCSK9 mRNA encapsulated LUNAR LNPs into wildtype mice led to insertions and deletions in the PCSK9 genomic DNA sequence which resulted in the inactivation of the PCSK9 gene and, consequently, a reduction of PCSK9 protein levels in the mouse plasma of the treated mice (Figure below. Bottom Left). Examination of the targeted PCSK9 DNA sequence extracted from different organs did not show any DNA modifications except for the liver, which is explained by the liver specificity of this LUNAR formulation (Figure below. Bottom Right).

Figure: Top: PCSK9 involvement in LDL-Cholesterol metabolism. PCSK inhibits LDL-Receptor activity and increases LDL-Cholesterol in circulation. Elimination of PCSK9 protein after editing the Pcsk9 target gene Bottom Left: LUNAR-PCSK9 TALEN mRNA dosing of mice at time Day 0 reduces levels of PCSK9 in circulation. Bottom Right: Genome editing evaluation by sequencing shows INDEL (insertion/deletions) only in DNA extracted from the liver but not from other tissues.

Lp(a)

Lipoprotein(a), Lp(a), is a causal risk factor for cardiovascular disease. Numerous epidemiological studies have shown an association between higher circulating Lp(a) concentrations and an increased risk of atherosclerotic and aortic calcification cardiovascular disease. Lipid-lowering drugs do not effectively reduce Lp(a) levels that are mainly regulated by the genomic structure of the apo(a) gene named LPA. LPA is expressed only in the liver and natural homozygous loss of this gene in humans has not been associated with adverse phenotypes, which makes LPA a candidate for genome editing therapies. We designed and tested our LUNAR-TALEN-LPA technology in primary human hepatocytes and in a transgenic mouse model containing the human LPA gene. Like the PCSK9 model, either one or two intravenous doses of LUNAR-TALEN-LPA mRNA encapsulated LUNAR LNPs led to a significant reduction of Lp(a) levels in serum that correlated with the reduction of LPA mRNA expression and the presence of gene editing in the LPA target sequence.

LUNAR-TALEN-LPA mRNA reduces human Lp(a) plasma levels and hepatic mRNA levels in a human Lp(a) transgenic mouse model after either one or two doses.

Enabling Technologies - CRISPR/Cas9

Our efforts in CRISPR/Cas9 genome engineering are focused on generating proof-of-concept for our platform technology. To test the ability to deliver CRISPR/Cas9 complexes to the liver, we used a single guide RNA known to target the mouse TTR gene and an mRNA encoding the Cas9 nuclease, both encapsulated in a proprietary LUNAR LNP (LUNAR-Cas9-TTR). The transthyretin (TTR) protein is expressed only in the liver and is secreted into the blood. In humans, mutations in the TTR gene can cause transthyretin amyloidosis (ATTR), which is a progressive and fatal disorder resulting from the deposition of insoluble amyloid fibrils in different tissues of the body, predominantly the nervous system and the heart, resulting in organ failure. Reduction of TTR production by CRISPR/Cas9-mediated gene editing has been shown to halt disease progression (Fig. 2 Top). LUNAR-Cas9-TTR formulations were injected intravenously into wild-type mice. After a single dose, there was a significant reduction in the amount of TTR protein detected in the mouse serum at the doses tested (Fig.2, Bottom left). This reduction of TTR protein correlated with the deletions detected in the targeted TTR genomic DNA extracted from the liver of the LUNAR-Cas9-TTR treated mice (Fig.2, Bottom right). Further, when our constructs were compared to a competitor’s results, using a similar Cas9 mRNA and TTR-targeting sgRNA, a significantly greater amount of gene editing was observed using the Arcturus mRNA and lipid nanoparticles. Demonstration of efficacy of the LUNAR mRNA platform with different genome editing technologies and targets will enable future discovery efforts toward the identification of new potential therapies.

Plasma TTR
Reduction
% Change
from Baseline
25
0
-25
-50
-75
-100
PBS
1x
0.5x
0.25x
Liver TTR
Gene Editing
% Editing
80
60
40
20
0
PBS
1x
0.5x
0.25x

Figure: Top: TTR protein containing mutations aggregates and deposits forming amyloid fibers in different organs causing cardiomyopathies or neuropathies. Left: TTR levels in the serum were reduced in mice treated with LUNAR-Cas9-TTR. Right: Quantitation of genome editing by DNA sequencing analysis showed a significant amount of INDELs (insertion/deletions) in the livers of mice treated with LUNAR-Cas9-TTR.

Enabling Technologies – Cancer vaccines

Our LUNAR Cancer vaccine discovery efforts are aimed at developing an immunotherapy against a tumor via activated T-cells. We contemplate that the vaccine would encode an antigen(s) that would be specifically presented by (or associated with) a tumor, such that the vaccination would elicit T cell responses that recognize and attack the tumor. We have applied our learnings from our more-advanced LUNAR-COVID-19 vaccine program to establish both STARR (self-amplifying) and conventional mRNA platforms for immuno-oncology therapy.

In a preclinical study, our proof of concept (POC) vaccine encoding AH1 antigen of gp70 protein which is highly expressed on the surface of mouse colorectal carcinoma cell line CT26 has demonstrated clear effectiveness in a syngeneic mouse model of a colorectal CT26 cell line. With intramuscular administration of the STARR vaccine (two doses of 10 ug), treated with a checkpoint inhibitor (CPI), anti-PD1/PDL1 antibody, led to a substantial reduction of tumor growth in comparison to the CPI treatment by itself (Panel A). Moreover, the same level of efficacy was achieved with a single administration of a 0.2 ug dose of the STARR vaccine.

With various LUNAR formulations, conventional mRNA vaccine expressing the AH1 antigen also demonstrated a robust T cell response (Panel B) and reduction of tumor growth with anti-PD1/PDL1 treatment in the syngeneic mouse model. We believe that these POC results from the two platforms hints for the possible applicability to various types of cancer with flexibility in dosing regimens.

Our current effort focuses on the selection of neoantigens, and other common tumor-specific antigens encoded in the cancer vaccines. Common tumor antigens can be shared among patients, and therefore target broader patient populations, whereas a neoantigen vaccine would be a personalized vaccine specific for an individual patient. Additional advancements of the LUNAR Cancer Vaccine program include the improvement of antigen cassette designs, STARR RNA elements, and immune modulator molecules, all of which can significantly enhance T cell responses.

Figure: Antitumor activity and T cell response by Arcturus cancer vaccines. A. STARR vaccine expressing a tumor antigen led to a significant reduction of the tumor growth rate of a colorectal cancer cell line, CT26. B. T responses elicited by conventional mRNA cancer vaccine by various LUNAR formulations.

Enabling Technologies – Immuno-oncology

Cell-based therapies for hematologic malignancies using chimeric antigen receptor (CAR) T cells have made significant advances in the past decade. The success of CAR-T cells in immuno-oncology has led to a growing number of therapies utilizing other immune cell types engineered to express a variety of immunomodulatory molecules. Yet, despite their promise, extensive challenges still exist with this therapeutic approach. Some of the issues include toxicity, potential for insertional mutagenesis of the CAR construct, T cell malignancies, and an ex vivo manufacturing process that is complex, time consuming and costly. We believe that our LUNAR-I/O approach has the potential to ameliorate some of these issues. For example:

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

The goal of the LUNAR-I/O program is to leverage the inherent advantages of both RNA and LUNAR technology to maximize clinical effectiveness of CAR-expressing cells. To this end, initial experiments have demonstrated that our proprietary LUNAR lipid nanoparticles can transfect > 90% of both primary human CD8+ and CD4+ T lymphocytes in vitro. Our current efforts are focused on targeting T lymphocytes in vivo with either CAR-mRNA or CAR-STARR (self-amplifying RNA) constructs in combination with other immunostimulatory molecules.

Platform Technology Overview

Our LUNAR lipid-mediated delivery technology includes a diverse, growing library of over 300 proprietary lipids that we are rationally designing to be versatile, while maximizing efficacy and improving tolerability of a diverse selection of nucleic acids, refining the LNPs to target specific cell types, and determining the most favorable routes of administration. A key feature of our LUNAR lipids is their biodegradability, decreasing the undesired effects caused by lipid accumulation that are associated with tolerability issues present in other lipid-mediated RNA medicine delivery platforms. Our team continues to advance our LUNAR lipid formulated nucleic acid platform in a scalable and highly reproducible manner, reducing the costs of goods for the therapies in our pipeline.

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

ATX Lipid Design and In Vivo Screening Process

As mentioned above, we have generated a growing library of more than 300 proprietary ATX lipids. ATX lipids are rationally designed to fit their respective applications and vary depending on the target cell type and route of administration. We perform extensive formulation screening for each nucleic acid therapeutic candidate to determine the optimal ATX lipid and LUNAR composition for the particular nucleic acid therapeutic candidate, the desired route of administration, and target cell type.

The design of ATX lipids is an iterative process based on in vivo protein expression and tolerability results from previous ATX lipid candidates. New ATX lipids are chemically synthesized and used to package both siRNAs for inhibiting target protein expression and mRNAs expressing a secreted protein. The ATX lipid formulated RNAs must meet specific chemical and biophysical acceptance criteria before being tested for biological activity. RNA formulations meeting all acceptance criteria are first screened for protein expression in mice. Active candidates are then tested for tolerability and preliminary tissue clearance rates following administration. Active candidates are further verified by evaluating protein expression in non-human primates. Active ATX lipid candidates demonstrating high levels of protein expression and equivalent or improved tissue clearance rates are then assigned to a specific disease target for development of therapeutic applications. The following results are from an in vivo mRNA expression study which identified three new highly active LUNAR lipids with regard to protein expression in non-human primates compared to the positive control.

In the top two figures, mice were injected intravenously with 4 different LUNAR lipid formulations containing mRNA expressing human erythropoietin (EPO). The LUNAR lipids that were screened were LUNAR96, LUNAR97, LUNAR98 and LUNAR2 at 0.1 mg/kg 0.3 mg/kg RNA doses. LUNAR lipid 2 formulation is a positive control to which expression from the other formulations is compared. Mice were bled 24 hours after injection and assayed for EPO, a secreted protein. The figure below the mouse human EPO expression figure shows the clearance of the LUNAR lipids from the liver 48 hours after administration of 0.1mg/kg and 0.3 mg/kg RNA doses. LUNAR 96, 97 and 98 yielded much higher expression levels of EPO than LUNAR 2, the positive control for both doses tested. The mouse liver clearance figure shows that the residual amount of LUNAR96 and LUNAR98 were below the limit of detection and the residual amount of LUNAR97 was at least 10-fold less than the remaining amount of LUNAR2 at the 0.1 mg/kg RNA dose and at least two-fold less than the residual amount of LUNAR2 at the higher RNA dose. LUNAR96 and LUNAR98 formulations were tested for EPO expression in non-human primates at a single dose and assayed for secreted EPO in the blood 24 hours after IV administration. Both LUNAR96 and LUNAR98 yielded significantly higher expression levels than the positive control, LUNAR2 further confirming the superior performance of the new LUNAR formulations. Hence, this lipid screen identified 3 LUNAR lipids that yielded greater RNA expression in mice and 2 LUNAR lipids in NHPs, and were rapidly cleared from the liver within 48 hours after administration.

Lung Targeting

Aerosol capabilities have been developed for the Cystic Fibrosis program using our proprietary lipid nanoparticle delivery platform, LUNAR. Characterization and optimization of the aerosolized LUNAR formulations in targeting airway epithelium have been achieved in rodent (mice, rat) and nonrodent models (ferret, NHP) as depicted in the image using a reporter mRNA encapsulated in LUNAR. We expect that the validation attained for the inhaled LUNAR platform in the Cystic Fibrosis program will serve as a translatable approach to support other respiratory approaches where targeting airway epithelium is needed.

LUNAR delivery to airways epithelium demonstrated in vivo across species (rodents, ferrets, NHPs)

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

LUNAR Safety (i.v. administration)

LUNAR-CF - ARCT-032 Nonclinical Safety Profile

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

Our STARR® mRNA Technology

In addition to our LUNAR lipids technology, our platform technologies include our distinct and proprietary self-amplifying RNA (saRNA) platform, termed STARR. The STARR platform includes proprietary algorithms that inform the design and optimization of saRNA to enhance expression of the applicable antigen while minimizing structures that might inhibit expression. The replicase, an RNA-dependent RNA polymerase, is encoded upstream of the antigen of interest and functions to amplify transcripts and increase the duration of antigen expression compared to non-self-amplifying (conventional) mRNA. The enhanced expression leads to higher immunogenicity at lower doses than conventional mRNA vaccines in preclinical studies (Figure below).

The above results show the luciferase expression from an optimized saRNA, STARR Technology (Green), a non-optimized saRNA (Blue) and the conventional RNA (Purple). The STARR Technology yields at least a 30-fold greater expression level than conventional RNA. The STARR Technology also produces a longer duration of expression compared to the conventional RNA and also the non-optimized self-amplifying RNA.

We believe the combination of LUNAR and STARR technology can provide lower dose requirements by generating a superior immune response and sustained protein expression as compared to non-self-amplifying RNA-based vaccines. We believe this LUNAR/STARR technology will enable us to simplify and increase the speed of vaccine production.

Supply and Manufacturing

Our supply and manufacturing strategies are focused on addressing the following considerations:

1.
multiple pre-clinical & clinical pipeline candidates;
2.
late-stage clinical and commercial scale COVID vaccine products; and
3.
regional and global product demand.

We have built a global manufacturing footprint with our partners, including Aldevron, Catalent, Recipharm, Polymun and ARCALIS. With such collaborations, we have established an Integrated Global Supply Chain Network with our primary and secondary sourcing contract development & manufacturing organizations (CDMOs) based in the United States, EU and Asia for producing critical raw materials, drug substance, and packaged finished product.

To date, we have manufactured and supplied gram quantities of drug substance, and scaled-up and validated our finished drug products (COVID Vaccine) through our CDMOs for clinical studies, and commercial readiness. We continue to dedicate, resources to advance our sophisticated manufacturing know-how, including formulation of lipid nanoparticles, which improves manufacturing efficiency and capacity. As the market for COVID vaccines shifts from multi-dose vial formats to lower and single-dose vial formats, we continue, with our collaborator CSL Seqirus, to evaluate and advance manufacturing process and capabilities and technology transfers, and prepare for commercialization of COVID vaccines.

Global Manufacturing Footprint

For the near future, we expect to continue to rely on third-party CDMOs for the supply of drug substance and finished drug product for our current product candidates, including to support the launch of our first commercial product.

Our CDMOs are compliant with CGMPs, and other rules and regulations prescribed by foreign regulatory authorities. We believe we have established sufficient manufacturing capacity through our CDMOs to meet our current internal research, development, and potential commercial needs, as well as our obligations under existing agreements with our partners. Additionally, we continue to evaluate relationships with additional suppliers to increase overall capacity and diversify our supply chain.

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
•
we are partnering with Ultragenyx to develop mRNA therapeutic candidates for rare disease targets; and
•
we have a contract with BARDA to support the development of a low-dose pandemic influenza candidate based on our proprietary self-amplifying messenger RNA-based vaccine platform.

CSL Seqirus

In November 2022, we entered into the CSL Collaboration Agreement with CSL Seqirus for the global exclusive rights to research, develop, manufacture and commercialize self-amplifying mRNA vaccines. The CSL Collaboration Agreement became effective on December 8, 2022, following clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

Under the CSL Collaboration Agreement, CSL Seqirus receives global exclusive rights to our technology for vaccines against SARS-CoV-2 (COVID-19), influenza and three other respiratory infectious diseases. Specifically, the collaboration agreement grants CSL Seqirus a license to our STARR mRNA technology and LUNAR lipid-mediated delivery, as well as mRNA drug substance and drug product manufacturing expertise. CSL has also been granted global non-exclusive rights in the field of pandemic preparedness (i.e., pathogens identified as priority diseases by the WHO), with the right to convert to an exclusive license.

The CSL Collaboration Agreement sets forth how the parties will collaborate to research and develop vaccine candidates. In the COVID-19 field, we undertake activities for certain regulatory filings for our leading self-amplifying mRNA vaccine candidate in COVID-19, ARCT-154, in the United States and Europe and for research and development activities of a next-generation COVID vaccine candidate. CSL Seqirus leads and is responsible for all other research and development in COVID-19, influenza and the other fields.

We received an up-front payment of $200.0 million, with the potential to receive development milestones totaling more than $1.3 billion if all products are registered in the licensed fields. We also are entitled to potentially receive up to $3.0 billion in commercial milestones based on “net sales” of vaccines in the various fields. In addition, we are entitled to receive a 40% share of net profits from COVID-19 vaccine sales and up to low double-digit royalties of annual net sales for vaccines against influenza, pandemic preparedness and three additional respiratory infectious diseases. Entitlement to all such payments is subject to the strict conditions, requirements, royalty reduction provisions and other limitations set forth in the CSL Collaboration Agreement.

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

Cystic Fibrosis Foundation Agreement

On May 16, 2017, pursuant to a Development Program Letter Agreement (as amended, the “CFF Agreement”) with the CFF, CFF agreed to award us funding for a development program to identify lead CFTR mRNA sequences and LUNAR formulations, demonstrate tolerability of LUNAR CFTR mRNA, and demonstrate translatability of aerosolized LUNAR. The award includes a grant of rights to CFF know-how to assist us to research, develop, commercialize, make or otherwise exploit a product. If the award results in a successful commercialized product, we will pay CFF (i) royalties on sales of the product up to a maximum of a single-digit multiple of the total award amount actually paid to us by CFF, and (ii) thereafter, a single-digit percentage of annual net sales. Further, in the event of a license, sale or other transfer of the product or our development program technology (including a change of control transaction), we will pay CFF a percentage of such license, sale or transfer payments actually received by us or our shareholders (subject to a royalty cap). On August 1, 2019, we entered into an amendment to the CFF Agreement. Pursuant to the amendment, (i) CFF will increase the amount it will award to advance LUNAR-CF, (ii) we will provide a certain amount of matching funds for remaining budgeted costs, and (iii) the related disbursement schedule from CFF to us was modified such that (a) a disbursement was made upon execution of the amendment, (b) an agreed upon amount will be disbursed to us within thirty days of the first day of each of January, April, July and October 2020, and (c) the last payment will be disbursed upon us invoicing CFF to meet good manufacturing practices and submitting an IND application. In January 2022, the parties signed an additional amendment for CFF to fund the development of a CF ferret model for application in the development of ARCT-032, our LUNAR-CF candidate.

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

Ultragenyx

On October 26, 2015, we entered into a Research Collaboration and License Agreement with Ultragenyx, which was later amended in 2017, 2018 and during the second quarter of 2019 (as amended, the “Ultragenyx Agreement”). Ultragenyx initially selected two development targets, including Glycogen Storage Disease Type III, and the parties initially agreed to a list of eight additional reserved rare disease targets which Ultragenyx has an exclusive option to select for collaborative development. Under the Ultragenyx Agreement, we granted Ultragenyx exclusivity (i) with respect to development targets, to the development and commercialization of products containing nucleic acid technology, and (ii) with respect to reserved targets, the development and commercialization of any product containing nucleic acid products or utilizing LUNAR lipid-mediated delivery technology.

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

On December 1, 2021, Ultragenyx announced that the first patient had been dosed in its Phase 1/2 study of UX053, an investigational messenger RNA therapy in development under the collaboration for the treatment of Glycogen Storage Disease Type III, and thus the first milestone under the collaboration agreement had been met. Ultragenyx completed dosing in the single ascending dose, or SAD, stage of the Phase 1/2 study of UX053 with no safety issues observed. In May 2023, Ultragenyx announced that it terminated the Phase 1/2 study for UX053 due to reasons unrelated to safety concerns. On June 18, 2023, the exclusivity period for reserved targets expired. Prior to this expiration, Ultragenyx exercised its option with respect to some of its reserved targets thereby converting them to development targets under the agreement.

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

Our Patent Portfolio

As of February 26, 2024, we own over 438 patents and pending patent applications including 46 granted U.S. patents, 41 pending U.S. patent applications, six pending international applications under Patent Cooperation Treaty (“PCT”), 157 granted foreign patents and 188 pending foreign patent applications. The claims of these patents and pending applications include compositions of matter, methods of use, manufacturing process and drug product formulations. These claims cover the use of our core platform technologies including the use of LUNAR and lipid components to deliver nucleic acids, the use of UNA oligomers for therapeutics and reagents, the use of LNA oligomers for therapeutics, specific nucleic acid modalities for treating disease, as well as our proprietary technology regarding the design, manufacture, and purification of nucleic acids for use in therapy. Claims also cover the composition of matter, formulation, and use of our therapeutic candidates to prevent and/or treat target diseases including OTC deficiency, CF and COVID-19. If issued, our patents are expected to expire between 2028 and 2044, without taking into account any possible patent term extensions.

Our patent portfolio includes the following patents and pending patent applications for LUNAR, UNA and the use of LNA in certain RNA medicines:

•
LUNAR® – As of February 26, 2024, we own 20 U.S. patents, 12 U.S. pending patent applications, one international patent application (“PCT”), 56 foreign granted patents, and 91 foreign pending patent applications covering the composition of matter, manufacture of lipid nanoparticles (including lyophilization), and use of our LUNAR technology for nucleic acid delivery and drug delivery.

•
UNA, tRNA, mRNA and LNA – As of February 26, 2024, we own 25 U.S. patents, 23 U.S. pending patent applications, three PCT applications, 83 granted foreign patents and 58 foreign pending patent applications covering methods and uses of LNA, UNA oligomer and mRNA therapeutics, tRNA constructs, and compositions of UNA oligomers or mRNA to treat specific target diseases.

•
STARR® – In 2019, we began to develop our STARR platform which combines our proprietary LUNAR delivery systems with technologies that enable self-transcribing and self-amplifying RNA. As noted above, our robust LUNAR portfolio of over 168 patents and patent applications, provides protection for delivery vehicles that can enable specific and effective delivery of STARR drug substances. Our portfolio has expanded, and as of February 26, 2024 own two pending U.S. nonprovisional patent applications, 21 pending foreign applications. Our first granted U.S. patent for our STARR platform is U.S. 11,759,515 (issued September, 19, 2023). This portfolio is generally directed to specially designed RNA constructs, specific nucleotide and amino acid sequences, and lipid formulations comprising the same under the STARR technology. We anticipate that further patents will be filed as we continue to innovate with respect to our STARR platform and that current applications covering these developments in our STARR platform, if granted, will last until 2044, not including any patent term extensions.

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

Trade Secrets

We have developed valuable trade secrets to protect our product candidates and proprietary processes, including trade secrets related to the design and optimization of nucleic acids, the design and optimization of lipid compositions for delivery of nucleic acids, manufacturing and formulation processes, and analytical techniques.

Certain Risks to Intellectual Property

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

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical study stage. Preclinical tests, also referred to as nonclinical studies, include discovery and target identification, in vitro testing to assess biological activity, mechanism of action, and potential toxicity, as well as animal studies to assess the potential safety, pharmacokinetics, and pharmacological activity of the drug candidate. The conduct of the animal studies must comply with federal regulations and requirements including GLP. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective thirty days after receipt by the FDA, unless the FDA imposes a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trial.

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

Concurrently with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Competition

Our Business in General

We believe that our scientific knowledge and expertise in nucleic acid-based therapies provide us with competitive advantages over the various companies and other entities that are attempting to develop similar treatments. However, we face competition at the technology platform and therapeutic indication levels from both large and small biopharmaceutical companies, academic institutions, governmental agencies and public and private research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our recent collaboration with CSL, a global leader in vaccines, will allow us to compete better commercially on the world stage within the COVID and influenza markets.

Our success will be based in part upon our ability to identify, develop and manage a portfolio of product candidates that are safer and more effective than competing products in the treatment of our targeted patients. The commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, are more convenient or are less expensive than any products we may develop in our respective areas.

We are aware of several other companies that are working to develop nucleic acid medicines, including gene therapy, gene editing, mRNA (including saRNA), siRNA, and antisense therapeutics. Many of these companies, such as Genevant Sciences and Acuitas Therapeutics, are also developing nucleic acid delivery platforms which compete with LUNAR technology.

Below we have included what we believe to be the competitive landscape for certain of the medicines that we currently have in development.

Vaccine Franchise

LUNAR-COV19 Vaccines (ARCT-154)

Our vaccine franchise is based on our self-amplifying and self-replicating STARR technology platform and our lipid nanoparticle delivery platform called LUNAR. This franchise has advanced into late-stage clinical development including ARCT-154 in two Phase 3 clinical studies. We have partnered our COVID-19 vaccine franchise with CSL Seqirus. We consider the following companies with approved or late-stage clinical development vaccines as some of our competitors or future competitors to our partnered COVID-19 vaccine franchise: Pfizer/BioNTech, Moderna, Janssen, AstraZeneca, Novavax, and HDT Bio. Dozens of other companies are continuing to develop COVID-19 vaccines. However, the majority of these companies use conventional mRNA (not self-amplifying) and egg-based vaccine technology as the basis for their COVID-19 vaccines.

LUNAR-FLU Vaccine

We have partnered our influenza vaccine franchise with CSL Seqirus. We consider the following companies as some of the competitors or future competitors to our partnered LUNAR-Flu vaccine franchise: Pfizer, BioNTech, Moderna, and Sanofi. The flu industry is rapidly shifting to utilizing mRNA-based platforms in addition to traditional (egg-based) technologies.

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

Human Capital

As of December 31, 2023, we had approximately 180 employees, all of which were full-time. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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
•
We are exposed to interest rate risk, including under our loan agreements.
•
Our debt contains customary default clauses, a breach of which may result in acceleration of the repayment of some or all of this debt.
•
We are highly dependent upon our relationship with CSL Seqirus to further research, manufacture and commercialize self-amplifying mRNA vaccines against COVID-19, influenza and three other respiratory infectious diseases.
•
Even if our COVID-19 vaccine candidate is commercialized, it might not have a profitable commercial market.
•
Our partnered next generation COVID-19 vaccine candidate, ARCT-154, only has marketing approval in Japan and may never achieve marketing approval in any other countries. Regulators may refuse to approve our current or an updated COVID-19 vaccine candidate containing an updated variant strain in Japan and elsewhere.
•
Regulatory authorities may change views and recommendations, which could lead to more challenging regulatory paths to approvals and to more expensive clinical and commercial efforts.
•
Even with the approval in Japan of our partnered next generation COVID-19 vaccine candidate, ARCT-154, we might not achieve any sales in Japan.
•
Regulatory authorities may change views and recommendations, which could lead to more challenging regulatory paths to approvals and to more expensive clinical and commercial efforts.
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
•
Changes to our drug product format could significantly impact our timeline to commercialize our products.
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
•
If we are unable to obtain or protect intellectual property rights related to our products and product candidates, we may not be able to compete effectively in our markets.
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
•
We have identified material weaknesses in our internal control over financial reporting, and determined that our disclosure controls and procedures were not effective. If our remediations of these material weaknesses are not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, we may not be able to accurately and timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have a limited operating history, have incurred significant losses since our inception (with the exception of fiscal year 2022) and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a global clinical-stage messenger RNA medicines company with a limited operating history. Since inception, our operations have been primarily limited to acquiring and licensing intellectual property rights, developing our product platform, undertaking basic research and conducting studies for our initial product development programs. We have not yet obtained regulatory approval for any product candidates. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, is difficult and may not be accurate. In 2023 we recognized a significant portion of our revenue from non-recurring milestone payments and license revenue under our collaboration agreement with CSL Seqirus. Our future payments from CSL Seqirus are dependent on our ability to execute by meeting key product development and other milestones within the contract. We have not recognized any revenue from product sales since our inception.

As of December 31, 2023, we had an accumulated deficit of $367.9 million.

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

Developing pharmaceutical products, including conducting studies and clinical trials, is extremely expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates towards and through clinical trials. We may need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all. As of December 31, 2023, we had unrestricted cash and cash equivalents of $292.0 million, which we expect should be sufficient to fund currently planned operations for the near future. But if our plans change or we face unexpected circumstances, our capital resources may be depleted more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, regulatory or other difficulties. Any of these events would increase our development costs more than we expect. In order to support our long-term plans, we will need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate preclinical or clinical trials for product candidates that are not currently subject to a collaboration. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

A portion of our current cash balance is expected to be utilized during 2024 to fund our continued preclinical and clinical development activities for our pipeline, including manufacturing activities to support such development activities.

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

If any collaboration partner were to terminate our collaborative relationship unilaterally, we would need to undertake development, commercialization or distribution or sale activities for our drug products and product candidates solely at our own expense, and/or seek one or more other partners for some or all of these activities worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue for our drug products and our product candidates, and could prevent us from effectively developing and commercializing our drug products and our product candidates. If we sought to find one or more other pharmaceutical company partners for some or all of these activities, we may not be successful in such efforts, or they may result in collaborations that have us expending greater funds and efforts than our relationships with our current collaboration partners.

We are exposed to interest rate risk, including under our loan agreements.

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from our debt obligations, including the credit agreement entered into on April 21, 2023 by our wholly-owned subsidiary, Arcturus Therapeutics, Inc., and Wells Fargo Bank, National Association (the “Credit Agreement”), providing for a revolving credit line evidenced by a revolving line of credit note (the “Note”). Borrowings under the Credit Agreement will bear interest at a rate of 1.00% above either the Daily Simple SOFR or Term SOFR (as such terms are defined in the Note), with “SOFR” being the rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. All Loans shall bear interest during an Event of Default (as defined in the Credit Agreement) at a rate equal to 2.00% above the interest rate applicable immediately prior to the occurrence of the Event of Default (as defined in the Credit Agreement). As of December 31, 2023, we had no outstanding balance under the Credit Agreement.

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

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF PRODUCT CANDIDATES

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

If the prevalence of COVID-19 and public concern about the virus continues to decline, the potential market opportunity will shrink for our COVID-19 vaccine under our collaboration with CSL Seqirus. As further COVID-19 vaccines are approved, production of existing COVID-19 vaccines improves and the COVID-19 impact transitions from pandemic to endemic stage, there may be downward pressure on prices. Therefore, even if we and CSL Seqirus can get through the extremely costly, long and risky process of developing and obtaining regulatory approval to market a vaccine, it may not be commercially successful. This failure could be due to reduced demand for COVID-19 vaccines, lower prices, distribution problems, competitors’ products or many other reasons. Our manufacturing process for our current COVID-19 vaccine candidates include a step for lyophilization to enhance the stability of the vaccine product. The additional step of lyophilization adds time and costs to the overall production output, which could adversely impact the production volumes and profitability of our COVID-19 vaccines if approval to market a vaccine is achieved. Any changes to our manufacturing processes or our product format could take a long time, be expensive and be unsuccessful. It is also still unclear if the vaccines will enable adequate long-term protection, as (i) many vaccinated individuals have become ill due to “breakthrough infections” and have transmitted the virus to many others, (ii) there are millions of individuals who refuse to be vaccinated or who cannot be vaccinated due to pre-existing conditions, (iii) it is unclear how long the vaccine protection will last, and (iv) genetic mutations or variants of the virus already have had, and are expected to continue to have, an adverse impact on the efficacy of available vaccines. If we cannot, with and through our partner, develop and commercialize a vaccine that adequately addresses some of these shortcomings of vaccines currently on the market, we cannot expect to have commercial success.

Our partnered next generation COVID-19 vaccine candidate, ARCT-154, only has marketing approval in Japan and may never achieve marketing approval in any other countries. Regulators may refuse to approve our current or an updated COVID-19 vaccine candidate containing an updated variant strain in Japan and elsewhere.

Although we have marketing approval for ARCT-154 in Japan, we do not have approval for ARCT-154 in any other countries and may never achieve marketing approval in any other countries. Further, ARCT-154 is not commercially viable in Japan or any other country because it does not contain an updated variant strain, and we do not have approval of a COVID-19 vaccine with an updated variant strain and may never achieve a marketing approval containing an updated variant strain. Our continued development efforts for our COVID-19 vaccine could face increased research and development costs, including for clinical trials, non-clinical studies and CMC, when updating COVID-19 vaccines containing new variants of concern based on WHO and FDA recommendations. Regulatory authorities, including the FDA, may deem the variant strain data we expect to collect from studies outside of the United States to be insufficient. If key regulatory authorities, such as the FDA, determine that our data is inadequate or unacceptable, or make the path to regulatory approval more difficult, we may not be able to achieve regulatory approval and any additional study may prove too costly for us to conduct without a strategic partner. If we do not receive approvals to market our partnered COVID-19 vaccine, our efforts and the efforts of our partner, CSL Seqirus, on future generations of COVID-19 vaccines based on our platform could be substantially harmed.

Even with the approval in Japan of our partnered next generation COVID-19 vaccine candidate, ARCT-154, we might not achieve any sales in Japan.

We are relying on our partner, CSL Seqirus, and CSL Seqirus’ partner, Meiji Seika Pharma (Meiji), to conduct further development and commercialization of our COVID-19 vaccine candidate. Even if our COVID-19 vaccine containing an updated variant strain achieves approval in Japan, purchasers in Japan might not purchase any doses of our vaccine, due to competition, pricing, product profile or other factors. Japanese regulatory agencies and purchasers might require involvement of Japanese companies in the domestic production of our COVID-19 vaccine. If any such Japanese companies do not participate or fail in such activities, then our and our partners’ ability to commercialize our COVID-19 vaccine will be materially harmed.

Data from our past and ongoing clinical trials of our COVID-19 vaccine candidates may not provide sufficient evidence to any regulatory authorities, including the FDA, that they are sufficiently safe and effective to achieve any marketing approval.

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

Regulatory authorities may change views and recommendations, which could lead to more challenging regulatory paths to approvals and to more expensive clinical and commercial efforts.

Regulatory authorities are still settling in on their advice and recommendations for approving COVID-19 vaccine candidates. For example, at a meeting of the Vaccines and Related Biological Products Advisory Committee (VRBPAC) of the FDA in January 2023, the committee members voted to harmonize the vaccine strain composition of primary series and booster doses used in the U.S. to a single composition, the result of which was to favor bivalent vaccines (e.g., original plus Omicron BA.4/BA.5). However, five months later, FDA advised manufacturers seeking to update their COVID-19 vaccines with a monovalent XBB.1.5 composition for the 2023-2024 season based on the VRBPAC meeting on 15 June 2023. Such a changing regulatory recommendation can make our development activities significantly more challenging and expensive, and have an adverse impact on a pathway to approval for our future COVID-19 vaccine candidates. Further, additional data demonstrating broad immunogenicity against emerging variant strains may be requested by FDA and other regulatory agencies to support registration, and there can be no assurance that our vaccine candidates will achieve such immunogenicity.

There is significant competition in the development of a vaccine against COVID-19, some competitors’ vaccines are already widely accepted in the market, and many of our competitors have substantially greater financial, scientific and other resources than we have.

A large number of biopharmaceutical companies, academic institutions and other organizations currently have programs to develop COVID-19 vaccine candidates and many are further along in development of their vaccine candidates. Pfizer, Moderna and Novavax have received full approvals or emergency use authorization from the FDA and many other health regulatory authorities throughout the world, and other biopharmaceutical companies have received approvals or authorizations from many health regulatory authorities other than the FDA, for their COVID-19 vaccines and have already commercialized them on a large scale and have vaccinated billions of people around the world.

Even with the partnering of our COVID-19 program, we are already at a significant competitive disadvantage to those companies with vaccines on the market, as well as many other competitors pursuing vaccine candidates. Many other competitors have significantly greater product candidate development, manufacturing and marketing resources than we do. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. Our business could be further materially and adversely affected by our competitors’ commercialization of their vaccines before development of our vaccine candidate is completed or approval is achieved. If they develop and commercialize one or more COVID-19 vaccines that are safer, more effective against multiple variants, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any vaccine candidate that we develop, then our COVID-19 vaccine candidate may not achieve any commercial success even if it is approved. Furthermore, if any competitors are successful in producing a more efficacious vaccine or other treatment for COVID-19, or if any competitors are able to manufacture and distribute any such vaccines or treatments with greater efficiency, there may be a diversion of potential governmental and other funding away from us and toward such other parties.

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing, regulatory and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, drug products that are more effective, safer or less costly than any product candidate that we may develop. Our existing competitors and new market entrants may respond more quickly to or integrate new or emerging technologies such as artificial intelligence and machine learning, undertake more extensive marketing campaigns, have greater access to clinical information to support ongoing product position in the market, have greater financial, marketing and other resources or be more successful in attracting potential customers, employees and strategic partners. There can be no assurance that any products now in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products, our ability to maintain or expand our market position in the markets in which we participate may be negatively impacted. Our competitors may achieve patent protection, regulatory approval, or product commercialization that would limit our ability to compete with them. These and other competitive pressures could have a material adverse effect our business.

If we are unable to generate successful results from preclinical and clinical studies of our product candidates, or experience significant delays in doing so, our business may be materially harmed.

Other than the approval of ARCT-154 in Japan, we have no products approved for commercial marketing and all of our product candidates are in preclinical or clinical development. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates.

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

Our focus on nucleic acid technology for developing drugs as opposed to more proven technologies for drug development increases the risks associated with our business. If we are not successful in developing any product candidates using nucleic acid technology, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and successfully implement an alternative product development strategy.

Changes to our drug product format could significantly impact our timeline to commercialize our products.

Each of our products, including our COVID-19 vaccine candidates, has a certain drug product format and utilizes certain manufacturing processes. We evaluate and implement such attributes based on our considerations of regulatory and commercial potential, along with scientific feasibility. There can be no assurance that the format and processes of any of our products is sufficient to achieve regulatory approval for commercialization per planned timelines. For example, the stability of our products and the vial presentations could impact the commercial attractiveness of a product, and different markets may favor different characteristics. Any changes to drug product formats will likely add additional cost and may delay approvals.

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

If we are unable to promptly enroll an adequate number of patients in our studies for the foregoing or other reasons, the timeline for conducting studies and obtaining regulatory approval of potential products will be delayed, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates. Delays in achieving approval to conduct and in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

The commercial success of our product candidates will depend upon the acceptance of our product candidates by the medical community, including physicians, patients and healthcare payors.

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

If we are unable to establish cost-effective sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues from product sales.

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

In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. If any country that has price controls or reimbursement limitations for pharmaceutical products does not allow favorable reimbursement and pricing arrangements for any of our products, our sales and profits from that product could be severely limited. Historically, products launched in the EU do not follow price structures of the U.S. and generally tend to be priced significantly lower.

RISKS RELATED TO OUR RELIANCE ON OUTSIDE PARTIES

If our strategic alliances are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and generate revenues.

We depend on alliance partners for financial and scientific resources for the clinical development, manufacture and commercialization of certain of our product candidates. Under these alliances we are likely to have limited influence and control over their approaches to development and commercialization. If strategic alliance partners do not perform in the manner that we expect or fail to fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such strategic alliance partners could be delayed or terminated. These alliances will likely provide us with limited control over the course of development of a product candidate, especially once a candidate has reached the stage of clinical development. Our ability to ultimately recognize revenue from our strategic relationships will depend upon the ability and willingness of our alliance partners to successfully meet their respective responsibilities under our agreements with them.

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

•

we could bear the risks and costs related to the further development and commercialization of product candidates that were previously the subject of our strategic alliance, including the reimbursement of third parties; and

•

in order to fund further development and commercialization, we may need to seek out and establish alternative strategic alliances with other parties; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs, increase our expenditures, or seek additional funding by other means.

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

We have established manufacturing relationships with a limited number of suppliers to supply raw materials used to create our product candidates and with a limited number of contract manufacturers to manufacture drug substance and drug product. The availability of continued supply and manufacturing capacity from our current vendors, and the availability of additional suppliers and manufacturers, is limited. We have and may continue to experience some supplier shortages and delivery delays. If our vendors fail to supply materials or to manufacture substances or products in the required quantities on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement vendors in a timely manner at a substantially equivalent cost, our clinical trials may be delayed, and our commercialization prospects could be materially diminished.

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

If we or our CROs fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable non-U.S. regulatory agency may require us to perform additional clinical trials before approving any marketing applications. In addition, our future clinical trials will require a sufficiently large number of test subjects to adequately evaluate the safety and effectiveness of a potential drug product. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process and increase our costs.

Our CROs are not our employees, and we are not able to control whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could possibly harm our competitive position. If our future CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, the commercial prospects for such products and any product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We rely on other outside parties to store and distribute drug products for clinical trials. Any performance failure or delays by our distributors could delay clinical development, marketing approval or commercialization of our product candidates, resulting in additional losses and depriving us of potential product revenue.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to obtain or protect intellectual property rights related to our products and product candidates, we may not be able to compete effectively in our markets.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to develop and manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of February 26, 2024, we own over 438 patents and pending patent applications, including 46 granted U.S. patents. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be highly uncertain. The patent applications that we own or in-license may fail to result in patents with claims that cover our products or methods in the United States or in other countries.

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

If we do not prevail in any challenge to our intellectual property rights, we could be required to cease using the related technology or to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license at all, or on commercially reasonable terms. Our defense of a patent or patent application in such a proceeding may not be successful and, even if successful, may result in substantial costs and distract our management and other employees. Even if our patents are issued and are not challenged or invalidated, our patents and patent applications may not adequately protect our intellectual property or products, or prevent others from designing around our claims. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords is limited. Once the patent life has expired for a product, we may be open to competition from generic medications. Further, if we encounter delays in regulatory approvals, the period during which we could market a product candidate under patent protection could be reduced.

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

Certain of our patents are, and our future owned and in-licensed patents may be, discovered through government funded programs and thus may subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and the exercise of such “march-in” rights by the U.S. government could harm our business, financial conditions, results of operations and prospects.

Certain of our patents have been, and our future owned and in-licensed patents may be, discovered through government funded programs. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980 (the “Bayh-Dole Act”), and implementing regulations, which are amended from time to time. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, which are also referred to as “march-in rights.” The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. If the U.S. government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of any of the foregoing rights could harm our business, financial condition, results of operations and prospects.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND INDUSTRY

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2023, we had approximately 180 employees. In the future we may expand our employee base to increase our managerial, scientific, operational, commercial, financial and other resources and we may hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure or give rise to operational mistakes, loss of business opportunities, loss of employees or reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

•

Federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which imposes criminal or civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment to the federal government, including Medicare or Medicaid, that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties.

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

Our business requires manipulating, analyzing and storing large amounts of data. In addition, we rely on a global enterprise software system to operate and manage our business. We also maintain personally identifiable information about our employees and participants in our clinical trials. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal research personnel is interrupted, our business could suffer. The integrity and protection of our employee and company data is critical to our business and our employees and participants in our clinical trials have a high expectation that we will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. Although our computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by cyber criminals are sophisticated, change frequently, may originate from less regulated and more remote areas of the world, may not be recognized until launched and can originate from a wide variety of sources, including insider threats and outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies, or generated using artificial intelligence. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. In addition, any sustained disruption in internet access provided by other companies could harm our business.

Business interruptions could delay us in the process of developing our future products.

Our headquarters is located in San Diego, California. We are vulnerable to natural disasters such as earthquakes, mudslides, floods and wildfires, as well as other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters, and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

U.S. Government agencies have special contracting authority that gives them the ability to terminate and/or modify their contracts with us.

On August 31, 2022, we entered into a cost reimbursement contract with BARDA to support the development of a low-dose pandemic influenza candidate based on Arcturus’ proprietary self-amplifying messenger RNA-based vaccine platform.

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

We have identified material weaknesses in our internal control over financial reporting, and determined that our disclosure controls were not effective. If our remediations of these material weaknesses are not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, we may not be able to accurately and timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles (“GAAP”). We are required to furnish annually a report by management of its assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In addition, our independent registered public accounting firm is required to provide a related attestation report on our internal control over financial reporting.

As part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, management identified a material weakness related to information technology general controls (“ITGCs”) for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, it was determined we did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to the appropriate personnel; (ii) program change management controls to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) computer operations controls to ensure that critical batch and interfaced jobs are monitored, privileges are appropriately granted, and data backups are authorized and monitored. Business process controls (automated and manual) that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, are also deemed ineffective. Management also identified a material weakness related to revenue recognition. Certain control activities within the area of revenue did not operate effectively, specifically controls over the review of costs incurred in satisfaction of our performance obligations under collaboration arrangements. As such, we concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

If we are unable to successfully remediate our existing material weaknesses or any future material weakness or other deficiencies in our internal control over financial reporting: the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets and the perceptions of our creditworthiness; we may be unable to maintain compliance with applicable securities laws, Nasdaq listing requirements, and the covenants under our debt instruments regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; and investors may lose confidence in our financial reporting. If any such event or circumstance were to occur, our stock price could decline and our business, financial condition and results of operations could be materially adversely affected.

Notwithstanding the identified material weaknesses, management does not believe that the deficiencies had an adverse effect on our reported operating results or financial condition, and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition and results of operations at and for the periods presented. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A. Controls and Procedures.

RISKS RELATED TO OUR COMMON STOCK

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

•	failure to maintain our existing strategic alliances or enter into new alliances;
•	failure of our strategic alliance partners to elect to develop and commercialize product candidates under our alliance agreements or the termination of any programs under our alliance agreements;
•	failure by us or our licensors and strategic alliance partners to prosecute, maintain or enforce our intellectual property rights;
•	failure to successfully and timely develop and commercialize our product candidates;

•	failure to successfully and timely develop and validate manufacturing processes and product presentations;
•	changes in laws or regulations applicable to our preclinical and clinical development activities, product candidates or future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic alliance partners or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or licensing matters;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our shareholders in the future; and
•	trading volume of our common stock.

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

As a publicly traded company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

Our common stock is currently listed on Nasdaq. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. There can be no assurance that we will be able to comply with the applicable listing standards. For example, if we were to fail to meet the minimum bid price requirement for 30 consecutive business days, we could become subject to delisting. Although Nasdaq may provide us with a compliance period in which to regain compliance with the minimum bid price requirement, we may not be able to regain compliance within the period provided by Nasdaq. In order to regain compliance with such requirement, the closing bid price of our common stock would need to meet or exceed $1.00 per share for at least 10 consecutive business days during the compliance period. If we were not able to regain compliance within the allotted compliance period for this requirement or any other applicable listing standard, including any extensions that may be granted by Nasdaq, our common stock would be subject to delisting. In the event that our common stock is delisted from Nasdaq, liquidity will be reduced, and the trading price of our common stock can be expected to decline immediately. If our common stock is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have implemented tools, processes and strategies to promote a company-wide culture of cybersecurity risk management. This ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our IT Department works closely with our leadership and key operating personnel to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Due to the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including but not limited to cybersecurity assessors, consultants, and auditors to evaluate and test our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, to help ensure our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaborations with these third-parties includes regular audits, threat assessments, 24-hour monitoring, and consultation on security enhancements.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we conduct thorough security assessments of all third-party providers before engagement to ensure compliance with industry cybersecurity standards and frameworks. This includes assessments performed by our Executive Director of IT, who oversees the Company's cybersecurity function.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

We have implemented standard operating procedures to define the channels by which cybersecurity threats are communicated to the Company's Board of Directors (the “Board”). This ensures that The Board has oversight and effective governance in managing risks associated with cybersecurity threats.

Board of Directors Oversight

The Audit Committee of the Board (the “Audit Committee”) is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, and finance, equipping them to oversee cybersecurity risks effectively. The Audit Committee receives briefings on cybersecurity risks from the Executive Director of IT or the Chief Legal Officer as described below in “Management’s Role Managing Risk.”

Management’s Role Managing Risk

The Executive Director of IT and the Chief Legal Officer (“CLO”) play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and learnings from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Executive Director of IT and the Associate Director of IT Infrastructure and Security. Our IT Leadership team oversees our governance programs, tests our compliance with standards, remediates known risks, stays informed of significant developments in the cybersecurity domain, and leads our employee training program.

Monitor Cybersecurity Incidents

The Executive Director of IT is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. In cooperation with the Executive Director of IT, the Associate Director of IT Infrastructure and Security implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Executive Director of IT is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The Executive Director of IT, in his capacity, regularly informs the Chief Financial Officer (CFO) and Chief Legal Officer (CLO) of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing us. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

See Item 1A “Risk Factors” – “Risks Related to Business Operations and Industry.”

Item 2. Properties

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

Item 3. Legal Proceedings

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business, and the results of litigation and claims are inherently unpredictable and uncertain. We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the Nasdaq under the symbol “ARCT”.

Holders of Common Stock

As of March 4, 2024, there were 10 registered holders of record of our common stock. As of such date, there were 26,915,243 shares of our common stock issued and outstanding. Our common stock is listed on the Nasdaq under the symbol “ARCT”. We believe that there are a substantially greater number of beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of the Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors the Board may deem relevant.

Stock Performance Graph

The following graph compares the Company’s cumulative stockholder return since December 31, 2018 with the Nasdaq Composite Index, and the Nasdaq Biotechnology Index. The graph is based on the assumption that $100 had been invested in Company common stock.

Comparison of 5 year Cumulative Total Value
Assumes $100 Investment on 12/31/2018
$1,200
$1,000
$800
$600
$400
$200
$-
2018
2019
2020
2021
2022
2023
NASDAQ
NBI
ARCT

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

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

Overview

We are a global messenger RNA medicines company focused on the development of infectious disease vaccines and therapeutics for liver and respiratory rare diseases. In addition to our messenger RNA (“mRNA”) platform, our proprietary lipid nanoparticle (“LNP”) delivery system, LUNAR®, has the potential to enable multiple nucleic acid medicines, and our proprietary self-amplifying mRNA technology (Self-Transcribing and Replicating RNA, or STARR®, technology) has the potential to provide longer-lasting RNA and sustained protein expression at lower dose levels as compared to conventional mRNA.

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

In June 2020, we initiated our first clinical study, a Phase 1 study for our mRNA-based therapeutic candidate for ornithine transcarbamylase (“OTC”) deficiency. We launched our COVID-19 vaccine program in March 2020, and in November 2023, our self-amplifying mRNA vaccine against COVID-19, ARCT-154, received marketing approval in Japan. In November 2022, we entered into a Collaboration and License Agreement (the “CSL Collaboration Agreement”) with Seqirus, Inc. (“CSL Seqirus”), a part of CSL Limited, and one of the world’s leading influenza vaccine providers, for the global exclusive rights to research, develop, manufacture and commercialize self-amplifying mRNA vaccines against COVID-19, influenza and three other respiratory infectious diseases and global non-exclusive rights to pandemic pathogens. The CSL Collaboration Agreement became effective on December 8, 2022. The collaboration (“CSL Collaboration”) combines CSL Seqirus’ established global vaccine commercial and manufacturing infrastructure with Arcturus’ manufacturing expertise and innovative STARR self-amplifying mRNA and LUNAR delivery platform technologies.

Our vaccines franchise, led by our self-amplifying mRNA-based COVID-19 program, made significant strides in 2023, highlighted by the marketing authorization approval in Japan of ARCT-154. The approval is the world’s first for a self-amplifying RNA (sa-mRNA) COVID-19 Vaccine. In August 2023, we successfully completed the 12-month safety follow-up of the pivotal Phase 1/2/3 study in Vietnam of ARCT-154 that completed dosing in April 2022 of over 19,000 participants. In February 2023, Meiji Seika Pharma Co., Ltd. (“Meiji”), a Japanese leader in the area of infectious disease, completed dosing of a Phase 3 clinical trial of ARCT-154 in Japan to evaluate the safety and immunogenicity of a booster dose of ARCT-154, and to assess the non-inferiority of ARCT-154 to a licensed mRNA vaccine, administered as a booster. Meiji conducted the study under its exclusive partnership with CSL Seqirus for distribution of ARCT-154 in Japan. The study enrolled 828 adult participants, with half in the ARCT-154 group and half in a comparator group (Comirnaty®, Pfizer-BioNTech). The results of this study demonstrated that a booster dose of ARCT-154 elicited a numerically higher immune response (meeting the non-inferiority criteria) against the original Wuhan-Hu-1 virus strain and a superior immune response against Omicron BA.4/5 subvariant of SARS-CoV-2 virus compared to a booster dose of the conventional mRNA vaccine Comirnaty®. These Phase 3 study results were used to support the approval of ARCT-154 in Japan for primary immunization and as a booster dose.

Our activities since inception have consisted principally of performing research and development activities, clinical research activities, general and administrative activities and raising capital to fund those efforts. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenues and profit from operations. As of December 31, 2023, we had an accumulated deficit of $367.9 million.

Liquidity and Capital Resources

From the Company’s inception through the year ended December 31, 2023, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements and government contracts, the sale of capital stock and long-term debt. During fiscal year 2023, we received milestone payments totaling $147.9 million from CSL Seqirus. Additionally, we received milestone payments of $23.8 million from CSL Seqirus subsequent to December 31, 2023. We expect to receive future payments from CSL Seqirus primarily by meeting future milestones related to the CSL Collaboration Agreement. At December 31, 2023, the Company’s balance of cash and cash equivalents, including restricted cash, was $348.9 million.

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

The CSL Collaboration Agreement sets forth how CSL Seqirus and we shall collaborate to research and develop vaccine candidates. In the COVID-19 field, we will lead activities for certain regulatory filings for ARCT-154 in the US and Europe and for research and development activities of a next-generation COVID vaccine candidate. CSL Seqirus will lead and be responsible for all other research and development in COVID-19, influenza and the other fields.

Wells Fargo Credit Agreement

On April 21, 2023, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc. entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) whereby Wells Fargo agreed to make a $50.0 million revolving credit line available to the Company (the “Wells Fargo Loan”) with each Wells Fargo Loan evidenced by a revolving line of credit note (each, a “Note”).

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

Grant from the Biomedical Advanced Research and Development Authority

On August 31, 2022, we entered into a cost reimbursement contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services

(“HHS”) to support the development of a low-dose pandemic influenza candidate based on our proprietary self-amplifying messenger RNA-based vaccine platform. The BARDA Contract is to support our non-clinical and pre-clinical development, early-stage clinical development through Phase 1, and associated drug product manufacturing, regulatory and quality-assurance activities over a period of three years. It provides for reimbursement by BARDA of our permitted costs up to $63.2 million.

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

General Financial Resources

A portion of our current cash balance is expected to be utilized during fiscal year 2024 to fund (i) the continued Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (ii) advances to our LUNAR-CF program in clinical trials, (iii) expenses incurred prior to customer payments under the CSL Collaboration Agreement and BARDA agreement and (iv) continued exploratory activities related to our platform and other general administrative activities.

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

Funding Requirements

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin commercialization of our products. As a result, we will require additional capital to fund our operations in order to support our long-term plans. We believe that our current cash position will be sufficient to meet our anticipated cash requirements through at least the next twelve months, assuming, among other things, no significant unforeseen expenses and continued funding from partners at anticipated levels. We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing when and as needed. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Our future funding requirements are difficult to forecast and will depend on many factors, including but not limited to the following:

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

• the costs associated with potential litigation related to collaboration agreements; and

• the extent to which we acquire or invest in businesses, products or technologies.

The following table shows a summary of our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$(18,099)	$31,993
Investing activities	(2,901)	(7,726)
Financing activities	(24,087)	(2,859)
Net increase (decrease) in cash and restricted cash	$(45,087)	$21,408

Operating Activities

Net cash used in operating activities in 2023 was $18.1 million and consisted of net loss of $29.7 million offset by adjustments of $4.2 million and a net change in assets and liabilities of $7.4 million. Non-cash items primarily included stock-based compensation of $34.6 million and depreciation and amortization of $3.0 million offset by a gain on debt extinguishment of $34.0 million. The net change in assets and liabilities was primarily due to an increase in deferred revenue of $38.6 million, a decrease in right-of-use assets of $4.0 million and a decrease in prepaid and other current assets of $1.2 million. This was partially offset by an increase in accounts receivable of $29.3 million, a decrease in accounts payable and accrued liabilities of $2.9 million and a decrease lease liabilities of $4.3 million.

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

Investing Activities

Net cash used in investing activities of $2.9 million in 2023 and $7.7 million in 2022 reflected the acquisition of property and equipment.

Financing Activities

Net cash used in financing activities in 2023 was $24.1 million, primarily from principal payments on long-term debt of $27.4 million, partially offset by proceeds from the exercise of stock options of $2.7 million and proceeds from the issuance of common stock related to our employee stock purchase plan of $0.6 million.

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

Revenues

We enter into arrangements with pharmaceutical and biotechnology partners and government agencies that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise and exclusivity fees and royalties on future sales. The following table summarizes our total revenues for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Collaboration revenue	$157,748	$205,755
Grant revenue	9,051	244
Total	$166,799	$205,999

Revenue decreased by $39.2 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease during 2023 primarily relates to decreases in revenue of the following: (i) $25.2 million related to the termination of the agreement with Vinbiocare during 2022, (ii) $12.5 million related to the recognition of revenue for agreement with the Israeli Ministry of Health during 2022, (iii) $8.5 million related to the termination of the agreement with Janssen during 2022 and (iv) $1.9 million related to the completion of the amortization of the upfront payment from the UGX agreement during the second quarter of 2023. The decrease was primarily offset by increases in the revenue of $8.8 million related to the increase in reimbursable research and development expenses for the grant agreement with BARDA and $0.1 million related to other material transfer agreements during the year ended 2023.

Operating Expenses

Our operating expenses consist of research and development and general and administrative expenses.

	Year Ended December 31,
(in thousands)	2023	2022
Operating expenses:
Research and development, net	$192,133	$147,751
General and administrative	52,871	46,071
Total	$245,004	$193,822

The following table presents our total research and development expenses by category:

Research and Development Expenses, net

	Year Ended December 31,
(in thousands)	2023	2022
External pipeline development expenses:
LUNAR-COVID, net	$81,704	$65,136
LUNAR-OTC, net	9,315	8,898
BARDA	5,465	95
Early stage programs	13,808	9,345
Discovery technologies	17,600	13,864
External platform development expenses:
Personnel related expenses	52,605	41,951
Facilities and equipment expenses	$11,636	$8,462
Total research and development expenses, net	$192,133	$147,751

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities. Research and development expenses were $192.1 million for the year ended December 31, 2023, compared with $147.8 million in the comparable period last year, primarily reflecting increased manufacturing costs of $27.4 million, an increase of $6.7 million in personnel related costs, an increase in consulting expenses of $3.7 million, an increase of $3.2 million in facilities expense and an increase of contra research and development expenses recognized of $8.4 million. The increase was primarily offset by a decrease of clinical-related expenses of $5.0 million. We expect that our research and development efforts and associated costs will continue to be substantial over the next several years as our pipeline progresses.

Early-stage programs represent programs that are in the pre-clinical or Phase 1 clinical stage and may be partnered or unpartnered, including the LUNAR-CF and LUNAR-FLU programs. Discovery technologies represent our efforts to expand our product pipeline and are primarily related to pre-partnered studies and new capabilities assessment. For some of our programs, the activities are part of our collaborative and other relationships, and the expenses may be partially offset with funds that have been awarded to the Company. The expenses primarily consist of external manufacturing costs, lab supplies, equipment, and consulting and professional fees. Both early-stage programs and discovery technologies expenses are expected to steadily increase over the coming years.

Personnel related expenses primarily consist of employee salaries and benefits, share-based compensation and consultants. Although such expenses increased during 2023 as compared to 2022, we expect that they will not increase over the next twelve months.

Facilities and equipment expenses increased during the year ended December 31, 2023 as a result of increased rent and associated costs related to a new facility we took possession of in April 2022. Facilities and equipment expenses are not expected to increase significantly during the next twelve months.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses were $52.9 million and $46.1 million for the year ended December 31, 2023 and 2022, respectively. These increases in expenses resulted primarily from increased personnel expenses due to increased headcount and salaries, increased travel and consulting expenses as well as increased rent expense associated with the new facility. We expect that general and administrative expenses will remain consistent during the next twelve months.

Finance income (expense), net

	Year Ended December 31,
(in thousands)	2023	2022
Interest income	$17,359	$2,581
Interest expense	(767)	(3,001)
Total	$16,592	$(420)

Interest income is generated on cash and cash equivalents. The increase in interest income from 2022 to 2023 was the result of higher interest rates during the year ended 2023 and an increase in cash due to large amounts received under the CSL Seqirus agreement during the fourth quarter of 2022.

Interest expense decreased during the year ended 2023 as compared to the year ended 2022 as no interest expense was incurred subsequent to the first quarter of 2023. This was a result of the extinguishment of the Western Alliance loan and forgiveness of the Singapore Loan.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). As such, we make certain estimates, judgments and assumptions that we believe are reasonable, based upon information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our results of operations and financial condition. We describe our significant accounting policies more fully in Note 2 to our consolidated financial statements for the year ended December 31, 2023. In the following paragraphs, we describe the specific risks associated with these critical accounting policies and we caution that future events may not reflect exactly as one may expect, and that best estimates may require adjustment.

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

Allocating the transaction price to each of our performance obligations

When we allocate the transaction price to more than one performance obligation, we make estimates of the relative stand-alone selling price of each performance obligation because we do not typically sell our goods or services on a stand-alone basis. The estimate of the relative stand-alone selling price requires us in some cases to make significant judgments. In cases where we deliver a license at the start of an agreement, we use valuation methodologies, such as costs to recreate plus margin, to value the license. Additionally, when we estimate the selling price for research and development and regulatory services, we make estimates, including: the number of internal hours we will spend on the services, the cost of work we and third parties will perform and the cost of clinical trial material we will use.

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

Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these clinical trial activities to third parties. Third-party clinical trial expenses include investigator fees, site and patient costs, CRO costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as prepaid assets or accrued expenses. These third-party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. We make estimates of our accrued balances as of each balance sheet date based on facts and circumstances known to our internal personnel at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. Our historical clinical trial accrual estimates have not been materially different from our actual costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of United States interest rates. Due to the nature of our investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2023, and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting, described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, under the supervision of and with the participation of the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”).

Based on our assessment under the COSO criteria, management concluded that our system of internal control over financial reporting was not effective due to the material weaknesses described below. However, after giving full consideration to the material weaknesses, and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, management identified the following material weaknesses: (1) a material weakness related to information technology general controls (“ITGCs”) that support our financial reporting processes; and (2) a material weakness related to revenue recognition. Management determined that we did not maintain effective controls over (i) user access to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to the appropriate personnel; (ii) program change management for financial applications to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) IT operations controls to ensure that critical interface jobs are monitored. As a result, our related IT dependent manual and application controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, were also deemed ineffective.

Further, management determined that certain control activities within the area of revenue did not operate effectively, specifically controls over the review of costs incurred in satisfaction of our performance obligations under collaboration arrangements.

Notwithstanding the identified material weaknesses, management does not believe that the deficiencies had an adverse effect on our reported operating results or financial condition, and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition and results of operations at and for the periods presented.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included in Item 8 of this Annual Report on Form 10-K.

Management’s Plan to Remediate the Material Weaknesses

Our remediation efforts are ongoing and we will continue our initiatives to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. We are committed to making the necessary changes and improvements to our system of controls to address the material weaknesses in internal control over financial reporting described above.

Our renewed emphasis of designing and implementing improved processes and controls will involve but is not limited to the following:

•
Expand available resources with experience designing and implementing control activities, including ITGCs and automated controls, both by hiring internally and the use of third-party consultations and specialists.
•
Adjust access profiles in IT systems and relevant software, and adjust access review controls accordingly.
•
Refine the control to identify access profiles in IT systems and software that result in risks of segregation of duties.
•
Perform ongoing training with control performers to improve documentation that supports effective control activities, including evidence over the completeness and accuracy of information produced by the Company.
•
Add additional technical accounting resource to review our revenue accounting along with financial disclosures for collaboration arrangements on a quarterly basis.

We are in the process of implementing the remediation activities as of the date of this report and believe that upon completion, we will have strengthened our ITGCs, and controls related to accounting for collaboration arrangements to address and successfully remediate the identified material weaknesses. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation activities as early as practicable in the fiscal year 2024. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control over Financing Reporting

Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes to our internal control over financial reporting that occurred during the year ended December 31, 2023.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures, and Internal Controls Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcturus Therapeutics Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Arcturus Therapeutics Holdings Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Arcturus Therapeutics Holdings Inc. and its subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

The Company did not design and maintain effective controls over information technology general controls (ITGCs) for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, the ITGCs in the areas of access and program change over information technology (IT) systems that support the Company’s financial reporting processes were not designed and operating effectively, and as result, the related IT dependent manual and application controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, are also ineffective. The Company has also identified that certain control activities within the area of revenue did not operate effectively, specifically controls over the review of costs incurred in satisfying its performance obligations on collaboration arrangements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders‘ equity and cash flows, for each of the three years in the period ended December 31, 2023. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 14, 2024, which expressed an unqualified opinion thereon.

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

March 14, 2024

Changes in Internal Control Over Financial Reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

For the year ended December 31, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, other than as follows:

•
Dr. Padmanabh Chivukula, Chief Scientific Officer and Chief Operating Officer, cancelled an existing Rule 10b5-1trading arrangement on November 18, 2023. Dr. Chivukula's trading arrangement provided for the sale of up to an aggregate of 100,000 shares of common stock. Subsequent to this, Dr. Chivukula entered into a new Rule 10b5-1 trading arrangement on December 14, 2023. The new trading arrangement provides for the sale of up to an aggregate of 152,000 shares, until September 15, 2025.
•
Keith C. Kummerfeld, Senior Vice President, Corporate Controller and Principal Accounting Officer, modified an existing Rule 10b5-1trading arrangement on August 24, 2023. Mr. Kummerfeld's trading arrangement provides for the exercise of up to an aggregate of 36,064 options to purchase common stock and subsequent sale of such underlying shares of common stock, until August 23, 2024. On February 20, 2024, Mr. Kummerfeld, informed the Company that he will resign from his position, effective March 15, 2024, to pursue another opportunity.

There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted or terminated during the year ended December 31, 2023 by our directors and officers.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

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

1.2

Amendment No. 1 to Controlled Equity Offering℠ Sales Agreement by and between Cantor Fitzgerald & Co, Wells Fargo Securities, LLC, William Blair & Company, L.L.C., and Arcturus Therapeutics Holdings Inc. Incorporated by reference to Exhibit 1.1 to Form 8-K filed on August 7, 2023.

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

10.7**

Third Amendment to Research Collaboration and License Agreement, by and between Arcturus Therapeutics, Inc. and Ultragenyx Pharmaceutical Inc., effective June 18, 2019. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 20, 2019 (File No. 001- 38942).

10.8**

Letter Agreement, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation, dated May 16, 2017. Incorporated by reference to Exhibit 4.11 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

Exhibit Number	Description
10.9**

Amendment No. 2 to Letter Agreement, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation, dated August 1, 2019. Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2019.

10.10**

License Agreement, by and between Arcturus Therapeutics, Inc., as successor-in-interest to Marina Biotech, Inc., and Protiva Biotherapeutics Inc., dated as of November 28, 2012. Incorporated by reference to Exhibit 4.14 to Form 20-F/A filed on July 10, 2018 (File No. 001-35932).

10.11**

Amended and Restated Joint Venture, Research Collaboration and License Agreement, dated as of July 14, 2018 by and between Arcturus Therapeutics, Inc. and Providence Therapeutics, Inc. Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 10, 2019 (File No. 001-35932).

10.12

Lease Agreement, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated October 4, 2017. Incorporated by reference to Exhibit 4.6 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.13

First Amendment to Lease Agreement, by and between Arcturus Therapeutics Holdings Inc. and ARE-SD Region No. 44, LLC dated February 1, 2020. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.14**

Acceptance Letter, dated March 4, 2020, by and between Arcturus Therapeutics Holdings Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.15**

Manufacturing Support Agreement, dated November 7, 2020, by and between Arcturus Therapeutics Holdings Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on November 9, 2020 (File No. 001-38942).

10.16

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

10.19

Third Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated February 25, 2021. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021 (File No. 001-38942).

10.20†	Arcturus Therapeutics Holdings Inc. Severance Policy for Executives. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021 (File No. 001-38942).

10.21†	Employment Agreement, dated as of June 13, 2019, between the Company and Joseph Payne. Incorporated by reference to Exhibit 10.1 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942)

10.22†	Employment Agreement, dated as of June 13, 2019, between the Company and Andy Sassine. Incorporated by reference to Exhibit 10.2 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942)

Exhibit Number	Description

10.23†	Employment Agreement, dated as of June 13, 2019, between the Company and Dr. Padmanabh Chivukula. Incorporated by reference to Exhibit 10.3 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942)

10.24†	2021 Inducement Equity Incentive Plan. Incorporated by reference to Exhibit 4.1 to Form S-8 filed on October 20, 2021 (File No. 333-260391).

10.25

Fifth Amendment to Loan and Security Agreement, dated October 27, 2021, by and between Arcturus Therapeutics, Inc. and Western Alliance Bank. Incorporated by reference to Exhibit 10.34 to Form 10-Q filed on November 9, 2021 (File No. 001-38942).

10.26	Lease, by and between Arcturus Therapeutics, Inc. and TPSC IX, LLC, dated September 29, 2021. Incorporated by reference to Exhibit 10.35 to Form 10-Q filed on November 9, 2021 (File No. 001-38942).

10.27

Technology License and Technical Support Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiotech Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

10.28

Framework Drug Substance Supply Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiotech Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

10.29

Sixth Amendment to Loan and Security Agreement, dated April 19, 2022, by and between Arcturus Therapeutics, Inc. and Western Alliance Bank. Incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-Q filed on May 9, 2022 (File No. 001-38942).

10.30†	Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 24, 2022 (File No. 001-38942).

10.31**

Study Support Agreement effective October 31, 2022 by and between Arcturus Therapeutics, Inc. and Vinbiocare Biotechnology Joint Stock Company. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 4, 2022 (File No. 001-38942).

10.32**

Cost Reimbursement Contract dated August 31, 2022, by and between Arcturus Therapeutics Holdings Inc. and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-38942).

10.33**

Collaboration and License Agreement, dated November 1, 2022, by and between Arcturus Therapeutics Holdings Inc. and CSL Limited. Incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-38942).

10.34* **

Manufacturing Support Agreement Termination Letter, dated March 23, 2023, by and between Arcturus Therapeutics, Inc. and the Economic Development of Singapore. Incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K filed on March 29, 2023 (File No. 001-38942).

10.35**

Credit Agreement dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-38942).

Exhibit Number		Description
10.36**

Security Agreement dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.29 to Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-38942).

10.37**

Revolving Line of Credit Note dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-38942).

10.38**

Amendment Number One to Collaboration and License Agreement, dated August 3, 2023, by and between Arcturus Therapeutics, Inc. and Seqirus Inc. Incorporated by reference to Exhibit 10.31 to Quarterly Report on Form 10-Q filed on November 14, 2023 (File No. 001-38942).

10.39**

Amendment No. 4 to Letter Agreement, dated September 25, 2023, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation. Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed on November 14, 2023 (File No. 001-38942)

19.1*		Arcturus Therapeutics Holdings, Inc. Insider Trading Policy

23.1*		Consent of Independent Registered Public Accounting Firm

24.1*		Power of Attorney (included on the signature page of this Annual Report).

31.1*		Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*		Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3*		Certification by Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*		Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*		Arcturus Therapeutics Holdings, Inc. Clawback Policy

101*

The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: March 13, 2024	By:	/s/ Joseph E. Payne
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

Name	Title	Date

/s/ Joseph E. Payne	President, Chief Executive Officer and Director	March 13, 2024
Joseph E. Payne	(principal executive officer)

/s/ Dr. Peter Farrell	Chairman of the Board	March 13, 2024
Dr. Peter Farrell

/s/ Andrew Sassine	Director and Chief Financial Officer	March 13, 2024
Andrew Sassine	(principal financial officer)

/s/ Dr. Magda Marquet	Director	March 13, 2024
Dr. Magda Marquet

/s/ James Barlow	Director	March 13, 2024
James Barlow

/s/ Edward Holmes	Director	March 13, 2024
Edward Holmes

/s/ Jing Marantz	Director	March 13, 2024
Jing Marantz

/s/ Dr. John Markels	Director	March 13, 2024
Dr. John Markels

/s/ Keith C. Kummerfeld	Senior Vice President of Finance and Corporate Controller	March 13, 2024
Keith C. Kummerfeld	(principal accounting officer)

1

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcturus Therapeutics Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcturus Therapeutics Holdings Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2024 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Clinical trial accruals
Description of the Matter

For the year ended December 31, 2023, the Company incurred $192.1 million for research and development expenses and accrued $2.3 million for clinical trial expenses at December 31, 2023. As described in Note 2 to the consolidated financial statements, the Company records accruals for estimated costs of research and development activities, including for third party contractors, laboratories, participating clinical trial sites and others. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with Clinical Research Organizations ("CROs") and clinical trial sites. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Auditing management’s accounting for clinical trial accruals, was especially challenging as evaluating the progress or stage of completion of the activities under the Company’s clinical trial agreements is dependent upon information from internal clinical personnel and third party service providers and involves a high volume of data which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit

To test the Company’s clinical trial accruals, we evaluated evidence of the research and development activities performed for significant clinical trials. To assess the appropriate measurement of clinical trial accruals, our audit procedures included, among others, obtaining and inspecting significant agreements and agreement amendments, evaluating the Company’s documentation of trial timelines, confirming amounts incurred to-date with third-party service providers, and testing a sample of transactions and comparing the costs against related invoices and contracts. We also tested a sample of subsequent payments to evaluate the completeness of the accrued expenses and compared the results to the current year accrual.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 2018.

San Diego, California

March 14, 2024

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except par value information)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$292,005	$391,883
Restricted cash	55,000	—
Accounts receivable	32,064	2,764
Prepaid expenses and other current assets	7,521	8,686
Total current assets	386,590	403,333
Property and equipment, net	12,427	12,415
Operating lease right-of-use asset, net	28,500	32,545
Non-current restricted cash	1,885	2,094
Total assets	$429,402	$450,387
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,279	$7,449
Accrued liabilities	31,881	30,232
Current portion of long-term debt	—	60,655
Deferred revenue	44,829	28,648
Total current liabilities	81,989	126,984
Deferred revenue, net of current portion	42,496	20,071
Operating lease liability, net of current portion	25,907	30,216
Other non-current liabilities	497	2,804
Total liabilities	150,889	180,075
Stockholders’ equity:
Common stock: $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 26,828 at December 31, 2023 and 26,555 at December 31, 2022	27	27
Additional paid-in capital	646,352	608,426
Accumulated deficit	(367,866)	(338,141)
Total stockholders’ equity	278,513	270,312
Total liabilities and stockholders’ equity	$429,402	$450,387

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenue:
Collaboration revenue	$157,748	$205,755	$12,359
Grant revenue	9,051	244	—
Total revenue	166,799	205,999	12,359
Operating expenses:
Research and development, net	192,133	147,751	173,760
General and administrative	52,871	46,071	41,451
Total operating expenses	245,004	193,822	215,211
(Loss) income from operations	(78,205)	12,177	(202,852)
(Loss) gain from equity-method investment	—	(515)	515
(Loss) gain from foreign currency	(229)	(598)	584
Finance income (expense), net	16,591	(420)	(1,921)
Gain on debt extinguishment	33,953	—	—
Net (loss) income before income taxes	(27,890)	10,644	(203,674)
Provision for income taxes	1,835	1,295	—
Net (loss) income	$(29,725)	$9,349	$(203,674)
(Loss) earnings per share:
Basic	$(1.12)	$0.35	$(7.74)
Diluted	$(1.12)	$0.35	$(7.74)
Weighted-average shares used in calculation of (loss) earnings per share:
Basic	26,628	26,445	26,317
Diluted	26,628	27,093	26,317
Comprehensive (loss) income:
Net (loss) income	$(29,725)	$9,349	(203,674)
Comprehensive (loss) income:	$(29,725)	$9,349	$(203,674)

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	26,192	$26	$540,343	$(143,816)	$396,553
Share-based compensation	—	—	28,915	—	28,915
Issuance of common stock related to acquired in-process research and development	75	—	5,000	—	5,000
Issuance of common stock upon exercise of stock options	92	—	902	—	902
Issuance of common stock under equity plans	13	—	515	—	515
Net loss	—	—	—	(203,674)	(203,674)
Balance at December 31, 2021	26,372	$26	$575,675	$(347,490)	$228,211
Share-based compensation	—	—	30,611	—	30,611
Issuance of common stock upon exercise of stock options	161	1	1,729	—	1,730
Issuance of common stock under equity plans	22	—	411	—	411
Net income	—	—	—	9,349	9,349
Balance at December 31, 2022	26,555	$27	$608,426	$(338,141)	$270,312
Share-based compensation	—	—	34,649	—	34,649
Issuance of common stock upon exercise of stock options	238	—	2,668	—	2,668
Issuance of common stock under equity plans	35	—	609	—	609
Net loss	—	—	—	(29,725)	(29,725)
Balance at December 31, 2023	26,828	$27	$646,352	$(367,866)	$278,513

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating activities
Net (loss) income	$(29,725)	$9,349	$(203,674)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,957	1,527	1,193
Share-based compensation expense	34,649	30,611	28,915
Acquired in-process research and development expense	—	—	5,000
Loss (gain) from equity-method investment	—	515	(515)
Gain on debt extinguishment	(33,953)	—	—
Foreign currency transaction loss (gain)	90	375	(577)
Other non-cash expenses	502	2,173	1,990
Changes in assets and liabilities:
Accounts receivable	(29,300)	603	(1,242)
Prepaid expenses and other current assets	1,165	(3,584)	(2,333)
Right-of-use assets	4,045	3,264	1,392
Accounts payable	(2,238)	(3,112)	(769)
Accrued liabilities	(588)	9,443	4,134
Deferred revenue	38,606	(14,694)	32,794
Lease liabilities	(4,309)	(4,477)	(1,351)
Net cash (used in) provided by operating activities	(18,099)	31,993	(135,043)
Investing activities
Acquisition of property and equipment	(2,901)	(7,726)	(3,406)
Net cash used in investing activities	(2,901)	(7,726)	(3,406)
Financing activities
Proceeds from debt	20,000	—	46,599
Proceeds from exercise of stock options	2,668	1,730	902
Proceeds from issuance of common stock under equity plans	609	411	515
Payments on debt obligations	(47,364)	(5,000)	—
Net cash (used in) provided by financing activities	(24,087)	(2,859)	48,016
Net (decrease) increase in cash, cash equivalents and restricted cash	(45,087)	21,408	(90,433)
Cash, cash equivalents and restricted cash, beginning of year	393,977	372,569	463,002
Cash, cash equivalents and restricted cash, end of year	$348,890	$393,977	$372,569

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$2,127	$813	$684
Non-cash investing activities
Right-of-use assets acquired through operating leases	$—	$30,191	$1,828
Acquisition of in-process research and development through issuance of common stock	$—	$—	$5,000
Purchase of property and equipment in accounts payable and accrued expenses	$68	$573	$53

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company” or "Arcturus") is a clinical messenger RNA medicines company focused on the development of infectious disease vaccines and significant opportunities within liver and respiratory rare diseases. The Company became a clinical stage company during 2020 when it announced that its Investigational New Drug (“IND”) application for ornithine transcarbamylase (“OTC”) deficiency and its Clinical Trial Application (“CTA”) for candidate LUNAR-COV19 were approved by applicable health authorities.

Recent Developments

See “Note 3 Revenue – CSL Seqirus” for further information on the agreement with Seqirus, Inc. ("CSL Seqirus"), whereby CSL Seqirus and the Company continue to collaborate on research and development, manufacturing and global commercialization of vaccines.

Liquidity

The Company has incurred significant operating losses since its inception. As of December 31, 2023 and 2022, the Company had an accumulated deficit of $367.9 million and $338.1 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through the year ended December 31, 2023, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements, including the $200.0 million upfront payment received from CSL Seqirus during 2022, the sale of capital stock and proceeds from long-term debt. During fiscal year 2023, the Company received milestone payments totaling $147.9 million from CSL Seqirus. Additionally, the Company received milestone payments of $23.8 million from CSL Seqirus subsequent to December 31, 2023. At December 31, 2023, the Company’s balance of cash and cash equivalents, including restricted cash, was $348.9 million.

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

Restricted cash

Restricted cash includes collateral pledged and held at the Company’s securities accounts pursuant to a security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) (Note 7). At December 31, 2023, such collateral amounted to $55.0 million.

Restricted cash also includes cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord for the Company’s offices. At December 31, 2023 and 2022, the Company had restricted cash of $1.9 million and $2.1 million in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term.

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

Accounts Receivable

Accounts receivable are recorded at the net invoice value and are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reserves for specific receivables if collectability is no longer reasonably assured. Estimates for allowances for doubtful accounts are

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

determined based on existing contractual obligations, historical payment patterns, and individual customer circumstances. The Company reevaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. No reserves have been recorded as of December 31, 2023 or 2022.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions in instruments with short maturities.

There were two customers that comprised 100% of the total accounts receivable balance at December 31, 2023 and 2022.

For the year ended December 31, 2023, the Company’s top three customers collectively represented 99% of the Company’s total revenue. For the year ended December 31, 2022, the Company's top five customers collectively represented 99% of the Company’s total revenue. For the year ended December 31, 2021, there were four customers that collectively represented 99% of the Company’s total revenue.

Joint Ventures, Equity Method Investments and Variable Interest Entities

Investments for which the Company exercises significant influence, but does not have control are accounted for under the equity method. Equity method investment activity is related to the Company's joint venture in ARCALIS, Inc. with Axcelead, Inc. The Company’s share of the investees’ results is presented as either income or loss from equity method investees in the accompanying consolidated statements of operations and comprehensive income (loss).

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized using the straight-line method over the respective useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Long-lived assets, including property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The determinants used for this evaluation include management’s estimate of an asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objectives. The Company did not recognize any impairment losses for the years ended December 31, 2023, 2022 or 2021.

Comprehensive Income/Loss

Comprehensive income/loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. There was no other comprehensive loss in the years ended December 31, 2023, 2022 or 2021. There was no income tax effect related to unrealized losses for the years ended December 31, 2023, 2022, or 2021.

Revenue Recognition

At contract inception, the Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration reflect a vendor-customer relationship and are therefore within the scope of ASC 606.

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

For performance obligations that are recognized over time, the Company measures the progress using an input method. The input methods used are based on the effort expended or costs incurred toward the satisfaction of the performance obligation. The Company estimates the amount of effort expended, including the time estimated it will take to complete the activities, or costs incurred in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This approach requires the Company to make numerous estimates and use significant judgment. If estimates or judgments change over the course of the collaboration, a cumulative catch up of revenue is recognized in the period such changes are identified.

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

See “Note 11, Commitments and Contingencies” for specific details surrounding the Company’s leases.

Research and Development Costs, net

All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services), in process research and development expenses and license agreement expenses, net of any grants and prelaunch inventory. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or the services are performed.

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

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of such amounts shown in the consolidated statement of cash flows:

	As of December 31,
(in thousands)	2023	2022	2021
Cash and cash equivalents	$292,005	$391,883	$370,492
Restricted cash - current	55,000	—	—
Non-current Restricted cash	1,885	2,094	2,077
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$348,890	$393,977	$372,569

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

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive shares of common stock for the year ended December 31, 2023 were comprised of stock options and restricted stock units. Dilutive shares of stock for the years ended December 31, 2022 and 2021 were comprised of stock options.

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

NOTE 3. Revenue

The Company has entered into license agreements and collaborative research and development arrangements with pharmaceutical and biotechnology companies, as well as consulting, related technology transfer and product revenue agreements. Under these arrangements, the Company is entitled to receive license fees, consulting fees, product fees, technological transfer fees, upfront payments, milestone payments if and when certain research and development milestones, technology transfer milestones or success-based milestones are achieved, royalties on approved product sales and reimbursement for research and development activities. The Company’s costs of performing these services are included within research and development expenses. The Company’s milestone payments are typically defined by achievement of certain preclinical, clinical, and commercial success criteria. Preclinical milestones may include in vivo proof of concept in disease animal models, lead candidate identification, and completion of IND-enabling toxicology studies. Clinical milestones may, for example, include successful enrollment of the first patient in or completion of Phase 1, 2 and 3 clinical trials, and commercial milestones are often tiered based on net or aggregate sale amounts. The Company cannot guarantee the achievement of these milestones due to risks associated with preclinical and clinical activities required for development of nucleic acid medicine-based therapeutics and vaccines.

The following table presents changes in the balances of receivables and contract liabilities related to strategic collaboration agreements during the year ended December 31, 2023:

(in thousands)	December 31, 2022	Additions	Deductions	December 31, 2023
Contract Assets:
Accounts receivable	$2,764	$205,746	$(176,446)	$32,064
Contract Liabilities:
Deferred revenue	$48,719	$205,405	$(166,799)	$87,325

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

The following table summarizes the Company’s revenue for the periods indicated. Approximately $154.9 million, $192.7 million and $5.0 million of total revenue represents revenue derived from foreign countries for the years ended December 31, 2023, 2022 and 2021, respectively.

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Collaboration revenue:
CSL Seqirus	$154,264	$154,425	$—
Vinbiocare	—	24,571	4,364
Janssen	660	9,201	3,129
Ultragenyx	1,837	3,739	3,700
Israel Ministry of Health	—	12,500	—
Other	987	1,319	1,166
Total collaboration revenue	$157,748	$205,755	$12,359
Grant revenue:
BARDA	$9,051	$244	$—
Total grant revenue	$9,051	$244	$—

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant revenue arrangements.

CSL Seqirus

On November 1, 2022, the Company entered into a Collaboration and License Agreement (as amended, the “CSL Collaboration Agreement”) with Seqirus, Inc., a part of CSL Limited (“CSL Severus”), for the global exclusive rights to research, develop, manufacture, and commercialize vaccines. Under the terms of the CSL Collaboration Agreement, the Company provides CSL Seqirus with an exclusive global license to its mRNA technology (including STARR®) and LUNAR® lipid-mediated delivery, along with mRNA drug substance and drug product manufacturing process. CSL Seqirus will lead development and commercialization of vaccines under the collaboration. The collaboration plans to advance vaccines against SARS-CoV-2 (COVID-19), influenza, pandemic preparedness as well as three other respiratory infectious diseases.

The Company received a $200.0 million upfront payment and is eligible to receive over $1.3 billion in development milestones if all products are registered in the licensed fields and entitled to potentially receive up to $3.0 billion in commercial milestones based on “net sale” of vaccines in the various fields. In addition, the Company is eligible to receive a 40% net profit share for COVID-19 vaccine products and up to low double-digit royalties for vaccines against flu, pandemic preparedness and three other respiratory pathogens. During 2023, the Company achieved $154.2 million of development milestones and a conditional payment related to the CSL Collaboration Agreement, of which $23.8 million was included in accounts receivable as of December 31, 2023.

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

As of December 31, 2023, the transaction price consisted of upfront consideration received and milestones achieved in 2023. Additional variable consideration was not included in the transaction price at December 31, 2023 because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The vaccine license was recognized at the point in time it was transferred in 2022. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized in 2023 and 2022 relates to the license delivered, milestones achieved and services performed through December 31, 2023.

Total deferred revenue as of December 31, 2023 and 2022 for the CSL Collaboration Agreement was $87.1 million and $45.6 million, respectively.

During 2023, the Company also received an advance payment of $23.6 million for the manufacturing and supply of ARCT-154 drug product. The advance payment was for specified manufacturing runs of ARCT-154 which include the drug substance utilized, as well as the reservation fees and related manufacturing requirements. The Company concluded that the promise to manufacture and supply ARCT-154 drug product is a customer option as part of the CSL Collaboration Agreement and is accounted for as a separate contract. The advance payment is included in deferred revenue as of December 31, 2023 and will be recognized as revenue when the drug product is transferred to CSL Seqirus.

During 2023, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the Company agreed to sponsor and conduct a Phase I clinical study in the influenza field. As part of the amendment, the Company received $17.5 million from CSL Seqirus. The amendment also provides for up to $1.5 million in additional payments which are achievable upon meeting certain clinical milestones relating to the Phase I clinical study in the influenza field. The Company previously concluded that the expansion of research and development support services under the CSL Collaboration Agreement represented an option that was not a material right. Therefore the Company concluded the promise to sponsor and conduct the Phase I clinical study is a separate contract and the sole performance obligation under the new arrangement. During the year ended December 31, 2023, the Company recognized $2.4 million related to the performance obligation and the remaining amount of $15.1 million is included in deferred revenue.

In December 2023, the Company also received an advance payment of $5.3 million from CSL Seqirus for manufacturing activities related to COVID-19 vaccine product. The Company concluded that the promise to perform manufacturing activities is a customer option as part of the CSL Collaboration Agreement and is accounted for as a separate contract. The advance payment is included in deferred revenue as of December 31, 2023 and will be recognized as revenue when the vaccine product is transferred to CSL Seqirus.

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

The Company has concluded that it has no remaining performance obligations under its prior arrangements with Vinbiocare as summarized above as of December 31, 2023. As of December 31, 2023, the Company has accrued liabilities related to this arrangement of $2.5 million in current liabilities and $0.5 million in non-current liabilities that will be paid upon the occurrence of specified events through the first quarter of 2025. Vinbiocare is also eligible to receive a single digit percentage of amounts from net sales, if any, of ARCT-154 (or next-generation COVID vaccine) up to a capped amount of low single digit millions. The Company had no remaining deferred revenue as of December 31, 2023 or 2022.

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

The Company recognized $9.1 million and $0.2 million of grant revenue during the years ended December 31, 2023 and 2022, respectively. which is included in revenue on the Company's consolidated statements of operations. As of December 31, 2023, the remaining available funding net of revenue earned was $54.1 million.

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

The Company's assets measured at fair value on a recurring basis consisted of money market funds. As of December 31, 2023, the Company's had money market funds with a fair value of $256.1 million, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

NOTE 5. Accrued Liabilities Detail

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Accrued compensation	$5,918	$4,038
Cystic Fibrosis Foundation liability	7,633	—
Income tax payable	641	1,295
Current portion of operating lease liability	4,309	3,884
Clinical trial accruals	2,333	4,531
Vinbiocare contractual liabilities	2,514	7,468
Other accrued research and development expenses	8,533	9,016
Total	$31,881	$30,232

NOTE 6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Research equipment	$16,046	$10,251
Computers and software	1,275	1,154
Office equipment and furniture	958	958
Leasehold improvements	2,655	2,491
Construction in progress	233	3,344
Total	$21,167	$18,198
Less accumulated depreciation and amortization	(8,740)	(5,783)
Property and equipment, net	$12,427	$12,415

Depreciation and amortization expense was $3.0 million, $1.5 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Construction in progress is primarily comprised of research equipment not yet placed in service.

NOTE 7. Debt

Wells Fargo Credit Agreement

On April 21, 2023, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc. entered into a credit agreement with Wells Fargo whereby Wells Fargo will make a $50.0 million revolving credit line available to the Company (the “Loan”) and each Loan evidenced by a revolving line of credit note (the “Note”).

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

The term of the agreement is two years, with an option for one-year renewals subject to Wells Fargo approval and the Company furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Loan amount for each such renewal. There is no penalty for terminating the facility prior to the maturity date of the Note. As collateral, the Company has agreed to pledge $55.0 million in cash to be held at the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement. No amounts were outstanding as of December 31, 2023.

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

During the first quarter of 2023, the EDB agreed to an extension of the reconciliation period to March 22, 2023, with unused funds not utilized for the manufacture of ARCT-021 as of such date returned to the EDB. As of December 31, 2022, the outstanding balance of the Singapore Loan, which includes accrued interest, was $50.4 million of which the Company paid S$22.8 million ($17.1 million) in March 2023. During the first quarter of 2023, the remaining principal portion of the Singapore Loan plus accrued interest, totaling $34.0 million, was forgiven and recorded as a gain on debt extinguishment in the consolidated statement of operations and comprehensive loss.

Total interest expenses related to the Singapore Loan was $0.5 million, $2.1 million and $1.9 million for the year ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company no longer had debt or interest related to this agreement.

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

For the years ended December 31, 2023, 2022 and 2021, the Company recorded interest expense of $0.3 million, $0.9 million and $0.8 million, respectively.

NOTE 8. Stockholders’ Equity

Earnings Per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share for the year ended December 31, 2023 as they were anti-dilutive totaled 0.8 million. Potentially dilutive securities that were not included in the calculation of diluted earnings per share for the year ended December 31, 2022 as they were anti-dilutive totaled 3.7 million. Potentially dilutive securities that were not included in the calculation of diluted net loss per share for the year ended December 31, 2021 as they were anti-dilutive totaled 1.3 million.

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

NOTE 9. Share-Based Compensation

In June 2022 at the Company’s 2022 Annual Meeting of Stockholders (the "2022 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

amended, the “2019 Plan”) which, among other things, increases the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 3,750,000 shares, for a total of up to 8,750,000 shares available for issuance. As of December 31, 2023, a total of 193,642 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders will not be required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. As of December 31, 2023, a total of 119,952 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Share Options

The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of stock options granted:

	For the Year Ended December 31,
	2023	2022	2021
Expected life (in years)	6.04	6.05	6.03
Expected volatility	76.1%	82.1%	73.7%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	3.91%	2.93%	1.13%
Grant date weighted average fair value	$18.87	$15.56	$26.71

The following table summarizes the Company’s stock option activity for the year ended December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2022	6,622,740	$34.78	8.2 years	$10,721
Granted	2,140,206	$27.38
Exercised	(237,820)	$11.26
Forfeited/cancelled	(553,999)	$34.31
Outstanding – December 31, 2023	7,971,127	$33.55	7.9 years	$53,295
Exercisable – December 31, 2023	3,700,692	$38.04	6.6 years	$31,142
Exercisable and expected to vest – December 31, 2023	7,971,127	$33.55	7.9 years	$53,295

At December 31, 2023, the total unrecognized compensation cost of $78.8 million will be recognized over the weighted-average remaining service period of approximately 3.0 years. The fair value of the options vested during the years ended December 31, 2023 , 2022 and 2021 was $35.3 million, $39.2 million and $28.4 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021was $4.3 million, $1.6 million and $3.6 million, respectively.

In August 2023, the Company granted 18,786 restricted stock units to its board of directors, when the fair value of the Company's common stock was $34.92 per share. These restricted stock units will vest at the Company's 2024 annual stockholders' meeting.

Share-based compensation expenses included in the Company’s statements of operations and comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 were:

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Research and development	$14,950	$14,081	$14,101
General and administrative	19,699	16,530	14,814
Total	$34,649	$30,611	$28,915

NOTE 10. Income Taxes

A reconciliation of (loss) income before income taxes for domestic and foreign locations is as follows:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
United States	$(27,890)	$10,644	$(203,674)
Foreign	—	—	—
Total (loss) income before income taxes	$(27,890)	$10,644	$(203,674)

A reconciliation of income tax expense for the years ended December 31, 2023, 2022 and 2021 is as follows:

	For the Year Ended December 31,
	2023	2022	2021
Current:
Federal	$1,246	$1,121	$—
State	589	174	—
Foreign	—	—	—
Total current income tax expense	$1,835	$1,295	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred income tax expense	—	—	—
Total income tax expense	$1,835	$1,295	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.9%	7.2%	6.2%
Stock-based compensation	(2.5%)	16.1%	(0.4%)
Officers compensation	(7.4%)	21.8%	(1.1%)
Research and development credits	20.0%	(40.3%)	2.9%
Uncertain tax positions	(2.4%)	9.0%	(0.4%)
Change in tax rate	0.2%	(12.6%)	(1.7%)
Change in valuation allowance	(36.5%)	(9.4%)	(26.7%)
Other	(0.3%)	(1.0%)	0.2%
Permanent differences	(0.7%)	0.4%	—%
Provision for income taxes	(6.7)%	12.2%	(0.0)%

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

The significant components of deferred income taxes are as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss	$19,147	$47,866
Tax credits	10,723	10,460
Accrued liabilities	943	1,420
Deferred revenue	7,014	611
Inventory	15,961	9,016
Basis difference in equity investments	2,202	2,212
Depreciation and amortization	—	—
Capitalized R&D	41,971	19,938
Right-of-use lease liability	7,233	8,200
Share-based compensation	11,618	7,201
Total gross deferred tax assets	116,812	106,924
Deferred tax liabilities:
Depreciation and amortization	(1,184)	(475)
Right-of-use asset	(6,822)	(7,826)
Total gross deferred tax liabilities	(8,006)	(8,301)
Valuation allowance	(108,806)	(98,623)
Net deferred tax asset	$—	$—

In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to lack of available sources of taxable income, the Company recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding the future realization of these assets. As of December 31, 2023 and 2022, the Company recorded a valuation allowance of $108.8 million and $98.6 million, respectively. The valuation allowance changed by $10.2 million and ($1.0) million for the years ended December 31, 2023 and 2022, respectively.

At December 31, 2023, the Company has federal and state net operating losses, or NOL, carryforwards of approximately $27.9 million and $193.7 million, respectively. The federal net operating loss carryover includes $27.9 million of net operating losses generated in 2018 and after which can be carried forward indefinitely. The Company's state net operating losses start to expire 2039.

At December 31, 2023, the Company has federal and state research and development credit carryforwards of approximately $6.3 million and $6.6 million, respectively. The federal credit carryforwards begin to expire in 2037, and the state credits carry forward indefinitely. Additionally, the Company has an Orphan Drug Credit of $2.3 million as of December 31, 2023 which will begin to expire in 2042 unless previously utilized.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382 analysis through December 31, 2023 regarding the limitation of net operating loss carryforwards and other tax attributes. The Company experienced ownership changes in 2018 and 2020; however, the Company estimates that all tax attributes can be utilized. There is a risk that additional ownership changes may occur in the future. If a change in ownership occurs, the NOL carryforwards and other tax attributes could be limited or restricted.

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

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

A reconciliation of unrecognized tax benefits is as follows (in millions):

	December 31,
	2023	2022
Beginning balance of unrecognized tax benefits	$2.9	$2.4
Settlement of prior period tax positions	—	—
Decrease for prior period tax positions	0.1	(0.5)
Increase for current period tax positions	0.6	1.0
Ending balance of unrecognized tax benefits	$3.6	$2.9

Amounts in the summary rollforward would not impact the effective tax rate as the Company maintains a full valuation on its net deferred tax assets. The Company is subject to taxation and files income tax returns in the United States, various U.S. states and foreign jurisdictions. The Company’s tax years from 2014 to date are subject to examination by the U.S., and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s policy is to recognize interest expense and penalties related to income tax matters as income tax expense. There was no tax related interest or penalties recognized for the years ended December 31, 2023, 2022 and 2021.

The Company does not anticipate any material changes to its unrecognized tax benefits within the next twelve months.

NOTE 11. Commitments and Contingencies

Cystic Fibrosis Foundation Therapeutics Funding agreement

On September 25, 2023, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018 and August 1, 2019, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $24.6 million from approximately $15.6 million, (ii) the Company agreed to incur at least $15.0 million toward activities under the research plan. During the fourth quarter of 2023, the Company received the full payment from CFF related to the amendment. For the years ended December 31, 2023, 2022 and 2021, the Company recognized contra expense of $1.4 million, $5.2 million and $3.8 million, respectively. As of December 31, 2023, $7.6 million remained in accrued liabilities.

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

As of December 31, 2023, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2024	$5,646
2025	4,019
2026	3,603
2027	3,711
Thereafter	19,572
Total remaining lease payments	36,551
Less: imputed interest	(6,335)
Total operating lease liabilities	$30,216
Weighted-average remaining lease term	8.2
Weighted-average discount rate	4.8%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $5.6 million, $4.7 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 12. Related Party Transactions

On December 13, 2022, Vallon Pharmaceuticals, Inc. (“Vallon”) entered into an agreement with GRI Bio, Inc. (“GRI Bio”) pursuant to which GRI Bio was to merge with a wholly-owned subsidiary of Vallon in an all-stock transaction. The transaction closed in April 2023 and the Company's executive resigned from the board of directors of Vallon. Following the closing of the merger, the combined company now operates under the name “GRI Bio, Inc.” and will focus on the development of GRI Bio’s pipeline and trade on the Nasdaq under the ticker symbol “GRI”. Following the closing of the merger, the Company holds 28,125 shares in GRI Bio, or approximately 1%. Upon the closing of the merger, the Company determined that it did not have the ability to exercise significant influence over operating and financial policies of GRI Bio. As such, the Company discontinued the equity method of accounting for its investment in GRI Bio.

See “Note 2, Joint Ventures, Equity Method Investments and Variable Interest Entities” for specific details surrounding the Company’s agreement with Axcelead to form the joint venture entity, ARCALIS, Inc.

Note 13. Subsequent Events

None.