Form 10-Q
period 2024-03-31
Arcturus Therapeutics Holdings Inc.
filed 2024-05-08
CIK 1768224

cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 26,931,826 shares of voting common stock outstanding.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference herein may contain express or implied “forward-looking statements” within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

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
•
the initiation, design, cost, timing, progress, enrollment and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to, our research and development activities, preclinical studies and clinical trials, including those related to our therapeutics pipeline candidates ARCT-810 and ARCT-032;
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
•
the likelihood or timing of any regulatory approval, and the likelihood that the marketing approval of ARCT-154 in Japan will be predictive of any future marketing approvals in other countries or for other versions of our LUNAR-COV19 or other product candidates or of any commercial sales;
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

ii

•
the size and growth potential of the markets for our product candidates, and our ability to serve those markets and address unmet medical needs;
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

These and other forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. In addition, historic results of scientific research, preclinical and clinical trials do not guarantee that future research or trials will suggest the same conclusions, nor that historic results referred to herein will be interpreted in the same manner due to additional research, preclinical and clinical trial results or otherwise. The forward-looking statements contained in this Quarterly Report are subject to risks and uncertainties, including those discussed in our other filings with the United States Securities and Exchange Commission (the “Commission”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof unless specifically stated otherwise. Although we currently believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(in thousands, except par value information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$288,396	$292,005
Restricted cash	55,000	55,000
Accounts receivable	27,057	32,064
Prepaid expenses and other current assets	5,335	7,521
Total current assets	375,788	386,590
Property and equipment, net	11,763	12,427
Operating lease right-of-use asset, net	29,413	28,500
Non-current restricted cash	1,885	1,885
Total assets	$418,849	$429,402
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,144	$5,279
Accrued liabilities	34,770	31,881
Deferred revenue	71,516	44,829
Total current liabilities	115,430	81,989
Deferred revenue, net of current portion	11,795	42,496
Operating lease liability, net of current portion	27,652	25,907
Other non-current liabilities	—	497
Total liabilities	154,877	150,889
Stockholders’ equity
Common stock, $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 26,917 at March 31, 2024 and 26,828 at December 31, 2023	27	27
Additional paid-in capital	658,628	646,352
Accumulated deficit	(394,683)	(367,866)
Total stockholders’ equity	263,972	278,513
Total liabilities and stockholders’ equity	$418,849	$429,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Revenue:
Collaboration revenue	$32,598	$79,729
Grant revenue	5,414	556
Total revenue	38,012	80,285
Operating expenses:
Research and development, net	53,573	51,768
General and administrative	14,851	13,762
Total operating expenses	68,424	65,530
(Loss) income from operations	(30,412)	14,755
Loss from foreign currency	(53)	(328)
Gain on debt extinguishment	—	33,953
Finance income, net	4,016	2,477
Net (loss) income before income taxes	(26,449)	50,857
Provision for income taxes	368	103
Net (loss) income	$(26,817)	$50,754
(Loss) earnings per share
Basic	$(1.00)	$1.91
Diluted	$(1.00)	$1.87
Weighted-average shares used in calculation of (loss) earnings per share:
Basic	26,879	26,555
Diluted	26,879	27,149
Comprehensive (loss) income:
Net (loss) income	$(26,817)	$50,754
Comprehensive (loss) income	$(26,817)	$50,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2023	26,828	$27	$646,352	$(367,866)	$278,513
Net loss	—	—	—	(26,817)	(26,817)
Share-based compensation expense	—	—	10,088	—	10,088
Issuance of common stock upon exercise of stock options	89	—	2,188	—	2,188
BALANCE – March 31, 2024	26,917	$27	$658,628	$(394,683)	$263,972

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
BALANCE – December 31, 2022	26,555	$27	$608,426	$(338,141)	$270,312
Net income	—	—	—	50,754	50,754
Share-based compensation expense	—	—	8,182	—	8,182
BALANCE – March 31, 2023	26,555	$27	$616,608	$(287,387)	$329,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating activities
Net (loss) income	$(26,817)	$50,754
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	904	578
Share-based compensation expense	10,088	8,182
Foreign currency transaction loss	53	160
Gain on debt extinguishment	—	(33,953)
Other non-cash expenses	—	502
Changes in assets and liabilities:
Accounts receivable	5,007	(89,719)
Prepaid expense and other assets	2,186	4,549
Right-of-use assets	1,823	988
Accounts payable	3,865	11,788
Accrued liabilities	2,339	986
Deferred revenue	(4,014)	10,343
Lease liabilities	(991)	(1,029)
Net cash used in operating activities	(5,557)	(35,871)
Investing activities
Acquisition of property and equipment	(240)	(691)
Net cash used in investing activities	(240)	(691)
Financing activities
Proceeds from exercise of stock options	2,188	—
Payments on debt obligations	—	(27,364)
Net cash provided by (used in) financing activities	2,188	(27,364)
Net decrease in cash, cash equivalents and restricted cash	(3,609)	(63,926)
Cash, cash equivalents and restricted cash at beginning of the period	348,890	393,977
Cash, cash equivalents and restricted cash at end of the period	$345,281	$330,051

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2,102
Non-cash investing activities
Non-cash asset disposal	$473	$—
Right-of-use assets acquired through operating leases	$2,736	$—
Purchase of property and equipment in accounts payable	$—	$107

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company” or "Arcturus") is a global messenger RNA medicines company focused on the development of infectious disease vaccines and significant opportunities within liver and respiratory rare diseases. The Company became a clinical stage company during 2020 when it announced that its Investigational New Drug (“IND”) application for ornithine transcarbamylase (“OTC”) deficiency and its Clinical Trial Application (“CTA”) for candidate LUNAR-COV19 were approved by applicable health authorities.

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

These condensed consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions regarding the valuation of certain debt and equity instruments, share-based compensation, accruals for liabilities, income taxes, revenue and deferred revenue, leases, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Joint Ventures, Equity Method Investments and Variable Interest Entities

Investments for which the Company exercises significant influence, but does not have control are accounted for under the equity method. Equity method investment activity is related to the Company's joint venture in ARCALIS, Inc. with Axcelead, Inc (“Axcelead”). The Company’s share of the investee's results is presented as either income or loss from equity-method investment in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Liquidity

The Company has incurred significant operating losses since its inception. As of March 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $394.7 million and $367.9 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through March 31, 2024, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements, the sale of capital stock, expense reimbursements from government contracts and proceeds from long-term debt. At March 31, 2024, the Company’s balance of cash and cash equivalents, including restricted cash, was $345.3 million.

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

Revenue Recognition

At contract inception, the Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements (“ASC 808”). For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration reflect a vendor-customer relationship and are therefore within the scope of ASC 606.

The Company determines revenue recognition for arrangements within the scope of ASC 606 by performing the following five steps: (i) identify the contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the company satisfies a performance obligation.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the collaborative partner and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied.

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

Research and Development Costs, Net

All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services), in-process research and development expenses, pre-launch inventory and license agreement expenses. Research and development expenses are presented net of any grants. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or the services are performed.

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

Pre-Launch Inventory

Prior to obtaining initial regulatory approval for an investigational product candidate, the Company expenses costs relating to production of inventory as research and development expense in its condensed consolidated statements of operations and comprehensive (loss) income, in the period incurred. When the Company believes regulatory approval and subsequent commercialization of an investigational product candidate is probable, and the Company also expects future economic benefit from the sales of the investigational product candidate to be realized, it will then capitalize the costs of production as inventory.

Restricted Cash

Restricted cash includes collateral pledged and held at the Company’s securities accounts pursuant to a security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) (Note 5). At March 31, 2024, such collateral amounted to $55.0 million.

Restricted cash also includes cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord for the Company’s offices. At March 31, 2024 and 2023, the Company had restricted cash of $1.9 million and $2.1 million, respectively, in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

(in thousands)	March 31, 2024	March 31, 2023
Cash and cash equivalents	$288,396	$327,935
Restricted cash	55,000	—
Non-current restricted cash	1,885	2,116
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$345,281	$330,051

Net (Loss) Earnings per Share

Basic net (loss) earnings per share is calculated by dividing the net (loss) earnings by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net (loss) earnings per share is calculated by dividing the net (loss) earnings by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive shares of common stock for the three months ended March 31, 2024 were comprised of stock options and restricted stock units. Dilutive shares of common stock for the three months ended March 31, 2023 were comprised of stock options.

No dividends were declared or paid during the reported periods.

Recently Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the condensed consolidated financial statements and disclosures.

Note 2. Revenue

The Company has entered into license agreements and collaborative research and development arrangements with pharmaceutical and biotechnology companies, as well as consulting, related technology transfer, product revenue and government grant agreements. Under these arrangements, the Company is entitled to receive license fees, consulting fees, product fees, technological transfer fees, upfront payments, milestone payments if and when certain research and development milestones, technology transfer milestones or success-based milestones are achieved, royalties on approved product sales and reimbursement for research and development activities. The Company’s costs of performing these services are included within research and development expenses. The Company’s milestone payments are typically defined by achievement of certain preclinical, clinical, and commercial success criteria. Preclinical milestones may include in vivo proof of concept in disease animal models, lead candidate identification, and completion of IND-enabling toxicology studies. Clinical milestones may, for example, include successful enrollment of the first patient in or completion of Phase 1, 2 and 3 clinical trials, and commercial milestones are often tiered based on net or aggregate sale amounts. The Company cannot guarantee the achievement of these milestones due to risks associated with preclinical and clinical activities required for development of nucleic acid medicine-based therapeutics and vaccines.

The following table presents changes during the three months ended March 31, 2024 in the balances of contract assets and liabilities as compared to what was disclosed in the Company’s Annual Report.

(in thousands)	December 31, 2023	Additions	Deductions	March 31, 2024
Contract Assets:
Accounts receivable	$32,064	$34,068	$(39,075)	$27,057
Contract Liabilities:
Deferred revenue	$87,325	$33,998	$(38,012)	$83,311

The following table summarizes the Company’s revenues for the periods indicated.

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Collaboration Revenue:
CSL Seqirus	$32,381	$78,218
Janssen	—	491
Other collaboration revenue	217	1,020
Total collaboration revenue	$32,598	$79,729
Grant revenue:
BARDA	$5,414	$556
Total grant revenue	$5,414	$556

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

The Company received a $200.0 million upfront payment and is eligible to receive over $1.3 billion in development milestones if all products are registered in the licensed fields and entitled to potentially receive up to $3.0 billion in commercial milestones based on “net sale” of vaccines in the various fields. In addition, the Company is eligible to receive a 40% net profit share for COVID-19 vaccine products and up to low double-digit royalties for vaccines against flu, pandemic preparedness and three other respiratory pathogens. During the first quarter of 2024, the Company achieved a $19.2 million development milestone related to the CSL Collaboration Agreement which was included in accounts receivable as of March 31, 2024.

In evaluating the CSL Collaboration Agreement in accordance with ASC 606, the Company concluded that CSL Seqirus is a customer. The Company identified all promised goods/services within the CSL Collaboration Agreement, and when combining certain promised goods/services, the Company concluded that there are five distinct performance obligations. The nature of the performance obligations consists of delivery of the vaccine license, research and development services for COVID and non-COVID vaccines and regulatory activities for COVID vaccines. For each performance obligation, the Company estimated the standalone selling price based on 1) in the case of the license, the fair value using costs to recreate plus margin method and 2) in the case of research and development services and regulatory activities, cost plus margin for estimated full-time equivalent (“FTE”) costs, direct costs including laboratory supplies, contractors, and other out-of-pocket expenses for research and development services and regulatory activities.

As of March 31, 2024, the transaction price consisted of upfront consideration received and milestones achieved. Additional variable consideration was not included in the transaction price at March 31, 2024 because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The vaccine license was recognized at the point in time it was transferred in 2022. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized in the first quarter of 2024 relates to the license delivered, milestones achieved and services performed through March 31, 2024.

Total deferred revenue as of March 31, 2024 and December 31, 2023 for the CSL Collaboration Agreement was $83.3 million and $87.1 million, respectively.

During 2023, the Company also received an advance payment of $23.6 million for the manufacturing and supply of ARCT-154 drug product. The advance payment was for specified manufacturing runs of ARCT-154 which include the drug substance utilized, as well as the reservation fees and related manufacturing requirements. The Company concluded that the promise to manufacture and supply ARCT-154 drug product is a customer option as part of the CSL Collaboration Agreement and is accounted for as a separate contract. Approximately $18.8 million remained in deferred revenue as of March 31, 2024 and will be recognized as revenue when the drug product is transferred to CSL Seqirus.

During 2023, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the Company agreed to sponsor and conduct a Phase I clinical study in the influenza field. As part of the amendment, the Company received $17.5 million from CSL Seqirus. The amendment also provides for up to $1.5 million in additional payments which are achievable upon meeting certain clinical milestones relating to the Phase I clinical study in the influenza field. The Company previously concluded that the expansion of research and development support services under the CSL Collaboration Agreement represented an option that was not a material right. Therefore the Company concluded the promise to sponsor and conduct the Phase I clinical study is a separate contract and the sole performance obligation under the new arrangement. During the quarter ended March 31, 2024, the Company recognized $2.2 million related to the performance obligation and the remaining amount of $12.9 million is included in deferred revenue.

During the fourth quarter of 2023, the Company received an advance payment of $5.3 million from CSL Seqirus for manufacturing activities related to COVID-19 vaccine product. During the first quarter of 2024, the Company received an additional advance payment of $5.1 million from CSL Seqirus for manufacturing activities related to COVID-19 vaccine product. The Company concluded that the promise to perform manufacturing activities is a customer option as part of the CSL Collaboration Agreement and is accounted for as a separate contract. The advance payments are included in deferred revenue as of March 31, 2024 and will be recognized as revenue when the vaccine product is transferred to CSL Seqirus.

In March 2024, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the parties agreed to, among other things, adjust (i) the development plans for certain product candidates, (ii) various development milestones related to such product candidates, (iii) provisions of the CSL Collaboration Agreement related to specific royalty payments, (iii) provisions of the CSL Collaboration Agreement related to distributors, and (iv) proprietary payment calculations related to the foregoing.

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

The Company recognized $5.5 million and $0.6 million of revenue during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the remaining available funding net of revenue earned was $48.4 million.

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

As of March 31, 2024 and December 31, 2023, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Research equipment	$16,456	$16,046
Computers and software	1,131	1,275
Office equipment and furniture	703	958
Leasehold improvements	2,644	2,655
Construction in progress	—	233
Total	20,934	21,167
Less accumulated depreciation and amortization	(9,171)	(8,740)
Property and equipment, net	$11,763	$12,427

Depreciation and amortization expense was $0.9 million for the three months ended March 31, 2024 and $0.6 million for the three months ended March 31, 2023. Construction in progress is primarily comprised of research equipment not yet placed in service.

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued compensation	$7,102	$5,918
Cystic Fibrosis Foundation liability	7,649	7,633
Income tax payable	979	641
Current portion of operating lease liability	4,270	4,309
Clinical trial accruals	1,234	2,333
Vinbiocare contractual liabilities	2,993	2,514
Other accrued research and development expenses	10,543	8,533
Total	$34,770	$31,881

Note 5. Debt

Wells Fargo Credit Agreement

On April 21, 2023, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc. entered into a credit agreement with Wells Fargo Bank, whereby Wells Fargo will make a $50.0 million revolving credit line available to the Company (the “Loan”) and each draw on the Loan evidenced by a revolving line of credit note (the “Note”).

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

The term of the agreement is two years, with an option for one-year renewals subject to Wells Fargo approval and the Company furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Loan amount for each such renewal. There is no penalty for terminating the facility prior to the maturity date of the Note. As collateral, the Company has agreed to pledge $55.0 million in cash to be held at the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement. No borrowings were outstanding as of March 31, 2024.

Termination of the Manufacturing Support Agreement with EDB

On November 7, 2020, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc., entered into a Manufacturing Support Agreement (the “Support Agreement”) with the Economic Development Board of the Republic of Singapore (the “EDB”). Pursuant to the Support Agreement, the EDB agreed to make a term loan (the “Singapore Loan”) of S$62.1 million (approximately $46.6 million) to the Company, subject to the satisfaction of customary deliveries, to support the manufacture of the LUNAR-COV19 vaccine candidate (ARCT-021). The Singapore Loan accrued interest at a rate of 4.5% per annum calculated on a daily basis. The Company elected to borrow the full amount available under the Support Agreement of S$62.1 million (approximately $46.6 million) on January 29, 2021.

During the first quarter of 2023, the parties terminated the Support Agreement and the EDB agreed to an extension of the reconciliation period to March 22, 2023, with unused funds not utilized for the manufacture of ARCT-021 as of such date returned to the EDB. As of December 31, 2022, the outstanding balance of the Singapore Loan, which includes accrued interest, was $50.4 million of which the Company paid S$22.8 million (approximately $17.1 million) in March 2023. During the first quarter of 2023, the remaining principal portion of the Singapore Loan plus accrued interest, totaling $34.0 million, was forgiven and recorded as a gain on debt extinguishment in the condensed consolidated statement of operations and comprehensive loss.

For the three months ended March 31, 2024, the Company recorded no interest expense, compared to interest expense of $0.5 million for the same period in 2023.

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

For the three months ended March 31, 2024, the Company recorded no interest expense, compared to interest expense of $0.3 million for the same period in 2023.

Note 6. Stockholders’ Equity

Net (Loss) Earnings per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share for the three months ended March 31, 2024 as they were anti-dilutive totaled 1.4 million. Potentially dilutive securities that were not included in the calculation of diluted earnings per share for the three months ended March 31, 2023 as they were anti-dilutive totaled 5.2 million.

Sales Agreement

On December 23, 2022, the Company entered into a Controlled Equity Offering℠ Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Wells Fargo Securities, LLC (“Wells Fargo Securities”), relating to shares of the Company's common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $200,000,000 from time to time through Cantor or Wells Fargo Securities, each acting as the Company's sales agent. During the period ended March 31, 2024, the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement.

Note 7. Share-Based Compensation Expense

In June 2022 at the Company’s 2022 Annual Meeting of Stockholders (the "2022 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increased the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 3,750,000 shares, for a total of up to 8,750,000 shares available for issuance. As of March 31, 2024, a total of 379,084 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders is not required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. As of March 31, 2024, a total of 124,697 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Stock Options

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$4,803	$3,508
General and administrative	5,285	4,674
Total	$10,088	$8,182

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

For the three months ended March 31, 2024 and 2023, the Company recorded $0.4 million and $0.1 million of income tax expense, respectively. No tax benefit was provided for losses incurred in United States because those losses are offset by a full valuation allowance.

Note 9. Commitments and Contingencies

Cystic Fibrosis Foundation Agreement

On September 25, 2023, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018 and August 1, 2019, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, CFF increased the amount it will award to advance LUNAR-CF to $24.6 million from approximately $15.6 million and the Company agreed to incur at least $15.0 million toward activities under the research plan. For the three months ended March 31, 2024 and 2023, the Company recognized no contra expense related to CFF. As of March 31, 2024 and December 31, 2023, $7.6 million was included in accrued liabilities.

Leases

In October 2017, the Company entered into a non-cancellable operating lease agreement for office space adjacent to its previously occupied headquarters. The commencement of the lease began in March 2018 and the lease extends for approximately 84 months from the commencement date with a remaining lease term through March 2025. Monthly rental payments are due under the lease and there are escalating rent payments during the term of the lease. The Company is also responsible for its proportional share of operating expenses of the building and common areas. In conjunction with the new lease, the Company received free rent for four months and received a tenant improvement allowance of $0.1 million. In March 2024, the Company negotiated with the lessor to extend the lease through March 2027.

The Company entered into an irrevocable standby letter of credit with the landlord for a security deposit of $0.1 million upon executing the lease which is included (along with additional funds required to secure the letter of credit) in the balance of non-current restricted cash.

In February 2020, the Company entered into a second non-cancellable operating lease agreement for office space near its current headquarters. The lease extended for 13 months from the commencement date and included a right to extend the lease for one twelve-month period. In February 2021, the Company opted to extend the lease through March 2025 to coincide with the lease term of the Company’s headquarters. In January 2024, the Company vacated the office space, and has no intention of operating out of this location in the future. Arcturus is currently engaged in a lease for this property through March 31, 2025. It is obligated to continue to make the remaining payments per the lease agreement through the end of the term. As such, the Company recorded an impairment loss in the amount of $1.3 million during the three months ended March 31, 2024, as it will not receive any future economic benefits from the lease.

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

As of March 31, 2024, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2024	$4,257
2025	5,019
2026	5,274
Thereafter	23,703
Total remaining lease payments	38,253
Less: imputed interest	(6,331)
Total operating lease liabilities	$31,922
Weighted-average remaining lease term	7.7
Weighted-average discount rate	4.8%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $1.4 million for the three months ended March 31, 2024 and $1.4 million for the three months ended March 31, 2023, respectively.

Note 10. Related Party Transactions

See “Note 1, Joint Ventures, Equity Method Investments and Variable Interest Entities” for specific details surrounding the Company’s agreement with Axcelead to form the joint venture entity, ARCALIS, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three month period ended March 31, 2024. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10 K for the year ended December 31, 2023 (the “2023 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 14, 2024. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2023 Annual Report.

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

Overview

We are a global messenger RNA medicines company focused on the development of infectious disease vaccines and opportunities within liver and respiratory rare diseases. In addition to our messenger RNA (“mRNA”) platform, our proprietary lipid nanoparticle (“LNP”) delivery system, LUNAR®, may enable multiple nucleic acid medicines. Our proprietary self-amplifying mRNA technology (Self-Transcribing and Replicating RNA, or STARR®, technology) provides a longer-lasting and broader response at lower dose levels than conventional mRNA. In 2023, our COVID-19 vaccine, ARCT-154, received marketing authorization approval in Japan and became the world’s first approved self-amplifying RNA (sa-mRNA) vaccine.

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

Business Updates

Vaccine Collaboration with CSL Seqirus

In November 2022, we entered into a Collaboration and License Agreement (as amended, the “CSL Collaboration Agreement”) with Seqirus, Inc. (“CSL Seqirus”), a part of CSL Limited, and one of the world’s leading influenza vaccine providers, for global exclusive rights to research, develop, manufacture and commercialize self-amplifying mRNA vaccines against COVID-19, influenza and three other respiratory infectious diseases and global non-exclusive rights to pandemic pathogens. The CSL Collaboration Agreement became effective on December 8, 2022. The collaboration combines CSL Seqirus’ established global vaccine commercial and manufacturing infrastructure with Arcturus’ manufacturing expertise and innovative STARR self-amplifying mRNA vaccine and LUNAR delivery platform technologies. Under the framework of our collaboration with CSL Seqirus, we continue the development of the COVID-19 vaccine to establish a differentiated platform and address routine recommendations for periodic vaccine composition updates in a timely manner. In November 2023, ARCT-154, our self-amplifying RNA (sa-mRNA) vaccine, received marketing authorization approval from the Japanese Ministry of Health, Labour and Welfare for use as a primary immunization and booster in Japan. The approval was based on positive clinical data from several ARCT-154 studies, including the pivotal 19,000 subject efficacy, safety and immunogenicity study performed in Vietnam as well as the pivotal Phase 3 booster study in Japan. The European Medicines Agency (EMA) is currently reviewing a marketing authorization application for ARCT-154. The review procedure started on August 17, 2023.

Key Updates on Our COVID Collaboration Program

Pivotal Phase 3 Non-Inferiority Study of ARCT-154 in Japan

Meiji Holdings Co., Ltd. (“Meiji”) sponsored a randomized, multicenter, Phase 3, observer-blind, active-controlled comparative study to evaluate the safety and immunogenicity of a booster dose of ARCT-154 and to evaluate the non-inferiority of ARCT-154 over COMIRNATY (Monovalent, Original strain). The study targeted a total of 780 adult participants, with half in the ARCT-154 group and half in a comparator group, and completed enrollment with 828 participants in February 2023. As previously announced, the study met all primary and secondary immunogenicity endpoints, including a secondary pre-defined superiority assessment over Comirnaty (Omicron BA.4/5 strain). Overall, the safety and immunogenicity results of the study support the favorable benefit/risk profile of the ARCT-154 vaccine when administered as a booster dose in adult individuals who previously received other mRNA COVID-19 vaccines.

On February 1, 2024, the journal Lancet Infectious Diseases published the article ‘Persistence of immune responses of a self-amplifying RNA COVID-19 vaccine (ARCT154) versus BNT162b2’ (https://www.thelancet.com/journals/laninf/article/PIIS1473-3099(24)00060-4/fulltext), with a 6-month follow-up results from this study. These additional data demonstrate the extended persistence of neutralizing antibodies after ARCT-154 compared with conventional mRNA vaccine in the clinical setting, indicating longer-lasting immunity and implying a longer duration of protection by ARCT-154.

Phase 3 Study of Bivalent Version of COVID-19 Vaccine Candidate in Japan

On September 29, 2023, Meiji initiated an additional Phase 3 clinical study with a bivalent version of our COVID-19 vaccine candidate (ancestral strain, ARCT-154 and Omicron BA.4/5) to further support immunogenicity and safety data for our self-amplifying mRNA platform, which may facilitate the timely release of future seasonal updates of our COVID-19 vaccine against evolving variants of concern. On March 19, 2024, Meiji announced that the bivalent vaccine met the primary endpoint (non-inferiority) in the study. The study enrolled 930 healthy adults and individuals with comorbidities, who previously received three to five doses of mRNA COVID-19 vaccines, including the last booster at least three months prior to recruitment. The study compares the investigational vaccine (ARCT-2301) and COMIRNATY (ancestral strain and BA.4/5), to evaluate safety and immunogenicity between observer-blind groups. Both the geometric mean titer (GMT) ratio and seroresponse rate (SRR) difference of neutralizing antibodies against SARS-CoV-2 (Omicron strain BA.4/5) met non-inferiority criteria. In addition, the superiority of ARCT-2301 to

COMIRNATY (BA.4/5) was confirmed for both SARS-CoV-2 (Omicron strain BA.4/5 and Wuhan strain). There were no causally-associated severe or serious adverse events with ARCT-2301.

The results of this study of the bivalent version of our COVID-19 vaccine candidate were not required for approval of ARCT-154 in Japan but will facilitate the timely release of future seasonal updates of the COVID-19 vaccine.

## A) GMT

| | ARCT-2301 (N = 398) | COMIRNATY (N = 406) |
|---|---|---|
| ***Omicron BA.4/5*** ○ | | |
| GMT Day 1 | 879 (750 – 1031) | 813 (688 – 959) |
| GMT Day 29 | 6489 (2788 – 15106) | 4358 (1871 – 10148) |
| GMFR Day 1 : Day 29 | 6·9 (6·2 – 7·8) | 5·1 (4·6 – 5·6) |
| ***Wuhan*** ● | | |
| GMT Day 1 | 2132 (1909 - 2381) | 2026 (1805 – 2274) |
| GMT Day 29 | 9435 (5187 – 17164) | 6524 (3585 – 11872) |
| GMFR Day 1 : Day 29 | 4·1 (3·8 – 4·5) | 3·0 (2·8 – 3·2) |
| ***Omicron XBB1.5*** □ | | |
| GMT Day 1 | 106 (92 – 122) | 99 (85 – 114) |
| GMT Day 29 | 1115 (455 – 2728) | 684 (280 – 1676) |
| GMFR Day 1 : Day 29 | 7·5 (6·7 – 8·3) | 5·0 (4·5 – 5·5) |

## B) GMT RATIO

Non-inferiority
Superiority
1·49 (1·26 – 1·76)
1·46 (1·29 – 1·63)
1·63 (1·36 – 1·94)
0.4
0.6
0.8
1.0
1.2
1.4
1.6
1.8
Favours Comirnaty
Favours ARCT-2301

## C) SRR

| | ARCT-2301 | COMIRNATY |
|---|---|---|
| ***Omicron BA.4/5*** ○ | | |
| SRR Day 29 | 62·8% (57·9 – 67·6) | 55·6% (50·6 – 67·6) |
| ***Wuhan*** ● | | |
| SRR Day 29 | 44·5% (39·5 – 45·5) | 32·1% (27·6 – 36·9) |
| ***Omicron XBB.1.5*** □ | | |
| SRR Day 29 | 69·8% (65·1 – 74·3) | 52·8% (47·8 – 57·8) |

## D) SRR DIFFERENCE

Non-inferiority
Superiority
7·2% (0·6 – 13·7)
12·5% (5·9 – 19·0)
16·7% (10·1 – 23·2)
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

Phase 3 Study in Southern Hemisphere of Monovalent XBB1.5 COVID-19 Vaccine Candidate

In March 2024, Arcturus and CSL Seqirus initiated a Phase 3 pivotal study with the ARCT-2303 candidate vaccine containing the XBB1.5 Omicron variant. The purpose of this study is to generate additional immunogenicity and safety data for the recently recommended vaccine composition and support product licensure in the United States. In addition, the study will assess the co-administration of the ARCT-2303 vaccine with the age-appropriate seasonal influenza vaccines. Overall, approximately 1,680 young and older adults are planned to be recruited in the study in Australia, Costa Rica, Honduras and the Philippines.

Flu Collaboration Program Updates

LUNAR-qsFLU (Quadrivalent Seasonal Influenza)

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

LUNAR-qsFLU has been designed to take advantage of our expertise in both LUNAR lipid delivery systems and our STARR self-amplifying mRNA technology. This platform has been shown to deliver effective protection against COVID-19 and has been optimized to elicit robust immunogenicity with acceptable reactogenicity at a lower dose than conventional mRNA vaccines with the objective of creating a highly effective influenza vaccine for use in general and high-risk populations. Working with CSL Seqirus, we generated a comprehensive non-clinical data package to support the initiation of the Phase 1 clinical trial with a novel influenza mRNA vaccine candidate. A Phase 1 dose-finding safety and immunogenicity study was initiated in January 2024 in Australia. As of May 1, 2024, 84 healthy young adults were recruited in the study and received one of four dose levels of the study vaccine or a licensed influenza vaccine. The recruitment of older adults is ongoing. Additional preclinical mouse immunogenicity studies and nonclinical safety studies have been completed that will help enable the Phase 2 clinical trial.

Pandemic Influenza Program

Our LUNAR-pandFLU program continues to progress under the award from the Biomedical Advanced Research and Development Authority (“BARDA”) that we obtained in 2022. The program includes all non-clinical, manufacturing, and regulatory support to advance a vaccine to protect against disease caused by H5N1 highly-pathogenic avian influenza. A pre-IND meeting was granted and Written Response Only (WRO) was received for integration into future development plans. Nonclinical safety studies have been completed that will enable the Phase 1 clinical trial. Enrollment for a Phase 1 clinical trial designed to evaluate the safety and immunogenicity of ARCT-2304 (LUNAR-pandFLU candidate vaccine) is expected to begin before the end of 2024.

Key Updates on Arcturus-Owned mRNA Therapeutic Development Candidates

The following chart represents our current pipeline of Arcturus-owned mRNA therapeutic candidates:

•
LUNAR-OTC/ARCT-810
o
A Phase 1b study in stable OTC-deficient adults completed dosing in the United States in August 2023. The trial was designed to assess safety, tolerability and pharmacokinetics of a single dose of ARCT-810, as well as exploratory biomarkers of drug activity. The Phase 1b study was a single ascending dose, placebo-controlled study that enrolled 16 adults with mild OTCD. ARCT-810 was generally safe and well tolerated at doses ranging from 0.1-0.5mg/kg and no severe adverse events were observed. Sporadic infusion-related reactions (IRRs) could be managed with symptomatic treatment and appear to be less frequent with slower infusion rates. In plasma, ARCT-810 mRNA could be detected up to 4 weeks, while ionizable lipid was no longer measurable after 48 hours, indicating rapid degradation of the lipid nanoparticle that was utilized to deliver ARCT-810 mRNA.
o
A Phase 2 multiple-dose study of ARCT-810 in OTC-deficient adolescents and adults initiated dosing in December 2022 and plans to enroll approximately 24 participants in two dose cohorts. The study is being conducted in the UK and several countries in the European Union. Efforts to address the continued challenging enrollment rate in Europe, by adding study sites and patient services to eliminate barriers to participation, appear to be effective and the study continues to enroll patients.
•
LUNAR-CF/ARCT-032 – Our program for cystic fibrosis is being supported in part by the Cystic Fibrosis Foundation. In 2023 we initiated and successfully achieved the recruitment target in a Phase 1 single ascending dose study of ARCT-032 (LUNAR-CF), our mRNA therapeutic candidate for cystic fibrosis (CF), in 32 healthy participants (eight subjects in each of four dose cohorts). In August 2023 we received regulatory approval of a protocol amendment to transition to a Phase 1b clinical study of ARCT-032 in up to eight adults with CF, with each participant receiving two administrations of ARCT-032.
o
The first participant with CF in the Phase 1b study part enrolled and completed two administrations of ARCT-032 in November 2023, and we are continuing enrollment.
o
In February 2024, the European Commission (EC), based on a positive opinion issued by the European Medicines Agency (EMA), granted Orphan Medicinal Product Designation for ARCT-032 to treat CF. ARCT-032 was granted Orphan Drug Designation by the FDA in November 2023.

Updates on Collaboration Agreements

CSL Collaboration Agreement.

In March 2024, we entered into Amendment Number Two to Collaboration and License Agreement to reflect updates to the development program and other adjustments consistent with our prior disclosures regarding the Collaboration and License Agreement (“Amendment Number Two”). Amendment Number Two, among other things, adjusts (i) the development plans for certain product candidates, (ii) various development milestones related to such product candidates, (iii) provisions of the CSL Collaboration Agreement related to specific royalty payments, (iii) provisions of the CSL Collaboration Agreement related to distributors, and (iv) proprietary payment calculations related to the foregoing.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Report and our audited financial statements and related notes for the year ended December 31, 2023. Our historical results of operations and the year-to-year comparisons of our results of operations that follow are not necessarily indicative of future results.

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

	Three Months Ended March 31,		2023 to 2024
(in thousands)	2024	2023	$ change	% change
Revenue	$38,012	$80,285	$(42,273)	-52.7%

Revenue decreased by $42.3 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily attributable to the CSL agreement as $78.2 million total revenue was recognized during the first quarter of 2023 upon the achievement of a conditional payment and multiple milestones, compared to $32.4 million total revenue related to CSL during the first quarter of 2024, resulting in a decrease of $45.8 million. An additional decrease of $1.3 million resulted from the completion of two collaboration agreements by the third quarter of 2023. The total decrease was primarily offset by an increase in revenue of $4.9 million related to the agreement with BARDA.

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended March 31,		2023 to 2024
(in thousands)	2024	2023	$ change	% change
Operating expenses:
Research and development, net	$53,573	$51,768	$1,805	3.5%
General and administrative	14,851	13,762	1,089	7.9%
Total	$68,424	$65,530	$2,894	4.4%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended March 31,		2023 to 2024
(in thousands)	2024	2023	$ change	% change
External pipeline development expenses:
LUNAR-COVID, net	$20,730	$22,828	$(2,098)	-9.2%
LUNAR-OTC, net	1,383	3,319	(1,936)	-58.3%
BARDA	3,235	156	3,079	*
Early-stage programs	7,362	4,714	2,648	56.2%
Discovery technologies	1,190	4,751	(3,561)	-75.0%
External platform development expenses:
Personnel related expenses	15,518	13,271	2,247	16.9%
Facilities and equipment expenses	4,155	2,729	1,426	52.3%
Total research and development expenses, net	$53,573	$51,768	$1,805	3.5%

* Greater than 100%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities. Research and development expenses were $53.6 million for the three months ended March 31, 2024, compared with $51.8 million in the comparable period last year, primarily reflecting increased BARDA related expenses of $3.0 million, increased early-stage programs expenses of $2.7 million, increased personnel expenses of $2.2 million and increased facilities and equipment expenses of $1.4 million. The increases were offset by a $3.5 million decrease in discovery technologies expenses, a $2.1 million decrease in COVID expenses primarily caused by fewer contract manufacturing costs and a $1.9 million decrease in OTC expenses. We expect that our research and development efforts and associated costs will increase and continue to be substantial over the next several years as our pipeline progresses.

Early-stage programs represent programs that are in the pre-clinical or Phase 1 clinical stage and may be partnered or unpartnered, including the LUNAR-CF and LUNAR-FLU programs. Discovery technologies represent our efforts to expand our product pipeline and are primarily related to pre-partnered studies and new capabilities assessment. For some of our programs, the activities are part of our collaborative and other relationships, and the expenses may be partially offset with funds that have been awarded to the Company. The expenses for early-stage programs and discovery technologies primarily consist of external manufacturing costs, lab supplies, equipment, and consulting and professional fees. Both early-stage programs and discovery technologies expenses are expected to steadily increase over the coming years.

Personnel related expenses primarily consist of employee salaries and benefits, share-based compensation and consultants. Although such expenses increased during 2024 as compared to 2023, we expect that they will not increase over the next twelve months.

During the three months ended March 31, 2024, facilities and equipment expenses increased primarily due to higher rent and associated costs. Additionally, we recognized a $0.8 million lease impairment loss during the same period due to the abandonment of one of our facilities. Facilities and equipment expenses are not expected to increase during the next twelve months.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related benefits for our executive, administrative, legal and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses were $14.9 million for the three months ended March 31, 2024 compared with $13.8 million in the comparable period last year. The increase in expenses resulted primarily from increased personnel expenses due to increased salaries, increased travel and consulting expenses as well as escalated rent expense associated with our facilities. The Company does not expect that general and administrative expenses will increase on a yearly basis from the current quarter March 31, 2024 expense trend.

Finance income (expense), net

	Three Months Ended March 31,		2023 to 2024
(in thousands)	2024	2023	$ change	% change
Interest income	$4,016	$3,220	$796	24.7%
Interest expense	—	(743)	743	*
Total	$4,016	$2,477	$1,539	62.1%

* Greater than 100%

Interest income is generated on cash and cash equivalents. The increase in interest income for the three months ended March 31, 2024 as compared to the comparable period last year was primarily the result of increased interest rates and shifting money within accounts. Interest expense decreased as no interest expense was incurred during the first quarter of 2024. Interest expense during the first quarter ended March 31, 2023 was incurred in conjunction with the Western Alliance Agreement and the Singapore Loan, both of which have since been terminated.

Other income and expense

	Three Months Ended March 31,		2023 to 2024
(in thousands)	2024	2023	$ change	% change
Gain (loss) from foreign currency	(53)	(328)	275	-83.8%
Gain on debt extinguishment	—	33,953	(33,953)	*
Total	$(53)	$33,625	$(33,678)	*

* Greater than 100%

Other income and expense items primarily relate to gains and losses from foreign currency transactions. Additionally, we recorded a gain on debt extinguishment related to the Singapore Loan of $34.0 million during the first quarter of 2023 as a result of the Singapore Loan being forgiven.

Off-balance sheet arrangements

Through March 31, 2024, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended March 31, 2024, the Company has funded its operations principally with the proceeds from the sale of capital stock, long-term debt and revenues earned through collaboration agreements and government contracts. Through the first quarter of 2024, we have achieved a total of approximately $420.1 million in upfront payments and milestones from CSL Seqirus, including a milestone of $19.2 million achieved in the current quarter with payment anticipated in the second quarter of 2024. At March 31, 2024, we had $345.3 million in cash and cash equivalents and restricted cash.

CSL Seqirus, Inc. Collaboration and License Agreement

We entered into the CSL Collaboration Agreement with CSL Seqirus, a part of CSL Limited, one of the world’s leading influenza vaccine providers, for the global exclusive rights to research, develop, manufacture and commercialize mRNA vaccines.

CSL Seqirus received exclusive global rights to our technology for vaccines against SARS-CoV-2 (COVID-19), influenza and three other respiratory infectious diseases and non-exclusive rights to pandemic pathogens. We received an up-front payment of $200.0 million during the fourth quarter of 2022. We will be eligible to receive development milestones totaling more than $1.3 billion if all products are registered in the licensed fields. We will also be entitled to receive up to $3.0 billion in commercial milestones based on “net sales” of vaccines in the various fields.

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

Borrowings under the agreement will bear interest at a rate of 1.00% above either the Daily Simple SOFR or Term SOFR (as such terms are defined in the Wells Fargo Note), with “SOFR” being the rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. If an Event of Default (as defined in the credit agreement) occurs, then all Wells Fargo Loans shall bear interest at a rate equal to 2.00% above the interest rate applicable immediately prior to the occurrence of the Event of Default. As of March 31, 2024, no borrowings were made against the Wells Fargo Note.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2023 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

The Company’s disclosure controls and procedures have been designed to ensure that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management does not expect that our disclosure controls and procedures will prevent all error and all fraud. The effectiveness of our or any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable assurance that the objectives of the system will be met and is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating controls and procedures and the assumptions used in identifying the likelihood of future events.

Material Weaknesses in Internal Control over Financing Reporting Existing as of March 31, 2024

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 continued to exist as of March 31, 2024. Specifically, management concluded that the following material weaknesses exist as of March 31, 2024:

•
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
•
A material weakness related to revenue recognition. Management determined that certain control activities within the area of revenue did not operate effectively, specifically controls over the review of costs incurred in satisfaction of our performance obligations under collaboration arrangements.

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

Plan for Remediation of Material Weaknesses

Our remediation efforts are ongoing, and we will continue our initiatives to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. We are committed to making the necessary changes and improvements to our system of controls to address the material weaknesses in internal control over financial reporting described above.

Our renewed emphasis of designing and implementing improved processes and controls involves but is not limited to the following:

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the internal control over financial reporting to determine whether any other changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and our principal financial and accounting officer concluded that there were no changes in our internal controls over financial reporting during the periods covered by this Quarterly Report on Form 10-Q that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we strongly encourage you to review. There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on March 14, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, other than as follows:

•
Keith C. Kummerfeld’s Rule 10b5-1 trading arrangement terminated on March 18, 2024 upon the effective date of his resignation.

Item 6. Exhibits.

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

10.32**

Amendment No. 4 to Letter Agreement, dated September 25, 2023, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation. Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed on November 14, 2023 (File No. 001-38942).

10.33** *	Amendment Number Two to Collaboration and License Agreement, dated March 29, 2024, by and between Arcturus Therapeutics, Inc. and Seqirus Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: May 8, 2024	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer Principal Financial and Accounting Officer