Form 10-Q
period 2024-06-30
Arcturus Therapeutics Holdings Inc.
filed 2024-08-05
CIK 1768224

cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 27,042,246 shares of voting common stock outstanding.

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
•
our plans to conduct and advance any of our research programs;
•
the initiation, design, cost, timing, progress, enrollment and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to, our research and development activities, preclinical studies and clinical trials, including those related to our therapeutics pipeline candidates ARCT-810 and ARCT-032;
•
the potential safety, immunogenicity, efficacy or regulatory approval of any of our product candidates;
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
•
our plans to develop and commercialize our product candidates;
•
our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;
•
the rate and degree of market acceptance of our product candidates;

ii

•
the success of competing therapies that are or may become available;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(in thousands, except par value information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$260,329	$292,005
Restricted cash	55,000	55,000
Accounts receivable	24,085	32,064
Prepaid expenses and other current assets	7,594	7,521
Total current assets	347,008	386,590
Property and equipment, net	11,182	12,427
Operating lease right-of-use assets, net	28,533	28,500
Non-current restricted cash	1,885	1,885
Total assets	$388,608	$429,402
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,905	$5,279
Accrued liabilities	35,450	31,881
Deferred revenue	42,362	44,829
Total current liabilities	91,717	81,989
Deferred revenue, net of current portion	11,344	42,496
Operating lease liability, net of current portion	26,964	25,907
Other non-current liabilities	—	497
Total liabilities	130,025	150,889
Stockholders’ equity
Common stock, $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 27,042 at June 30, 2024 and 26,828 at December 31, 2023	27	27
Additional paid-in capital	670,455	646,352
Accumulated deficit	(411,899)	(367,866)
Total stockholders’ equity	258,583	278,513
Total liabilities and stockholders’ equity	$388,608	$429,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue:
Collaboration revenue	$45,976	$9,565	$78,574	$89,294
Grant revenue	3,883	954	9,297	1,510
Total revenue	49,859	10,519	87,871	90,804
Operating expenses:
Research and development, net	58,669	52,668	112,242	104,436
General and administrative	12,316	13,225	27,167	26,987
Total operating expenses	70,985	65,893	139,409	131,423
Loss from operations	(21,126)	(55,374)	(51,538)	(40,619)
(Loss) gain from foreign currency	(388)	149	(441)	(179)
Gain on debt extinguishment	—	—	—	33,953
Finance income, net	4,148	3,252	8,164	5,729
Net loss before income taxes	(17,366)	(51,973)	(43,815)	(1,116)
Provision for income taxes	(150)	577	218	680
Net loss	$(17,216)	$(52,550)	$(44,033)	$(1,796)
Net loss per share, basic and diluted	$(0.64)	$(1.98)	$(1.64)	$(0.07)
Weighted-average shares outstanding, basic and diluted	26,967	26,563	26,923	26,557
Comprehensive loss:
Net loss	$(17,216)	$(52,550)	$(44,033)	$(1,796)
Comprehensive loss	$(17,216)	$(52,550)	$(44,033)	$(1,796)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	26,828	$27	$646,352	$(367,866)	$278,513
Net loss	—	—	—	(26,817)	(26,817)
Share-based compensation expense	—	—	10,088	—	10,088
Issuance of common stock upon exercise of stock options	89	—	2,188	—	2,188
Balance at March 31, 2024	26,917	$27	$658,628	$(394,683)	$263,972
Net loss	—	—	—	(17,216)	(17,216)
Share-based compensation expense	—	—	9,424	—	9,424
Issuance of common stock upon exercise of stock options	125	—	2,403	—	2,403
Balance at June 30, 2024	27,042	$27	$670,455	$(411,899)	$258,583

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	26,555	$27	$608,426	$(338,141)	$270,312
Net income	—	—	—	50,754	50,754
Share-based compensation expense	—	—	8,182	—	8,182
Balance at March 31, 2023	26,555	$27	$616,608	$(287,387)	$329,248
Net loss	—	—	—	(52,550)	(52,550)
Share-based compensation expense	—	—	8,383	—	8,383
Issuance of common stock upon exercise of stock options	19	—	94	—	94
Balance at June 30, 2023	26,574	$27	$625,085	$(339,937)	$285,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating activities
Net loss	$(44,033)	$(1,796)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,813	1,315
Share-based compensation expense	19,512	16,565
Foreign currency transaction loss	441	160
Gain on debt extinguishment	—	(33,953)
Other non-cash expenses	—	502
Changes in assets and liabilities:
Accounts receivable	7,979	(35)
Prepaid expense and other assets	(73)	4,712
Right-of-use assets	2,703	1,992
Accounts payable	8,626	5,593
Accrued liabilities	2,631	(2,983)
Deferred revenue	(33,619)	24,969
Lease liabilities	(1,679)	(2,105)
Net cash (used in) provided by operating activities	(35,699)	14,936
Investing activities
Acquisition of property and equipment	(568)	(1,045)
Net cash used in investing activities	(568)	(1,045)
Financing activities
Proceeds from exercise of stock options	4,591	94
Payments on debt obligations	—	(27,364)
Net cash provided by (used in) financing activities	4,591	(27,270)
Net decrease in cash, cash equivalents and restricted cash	(31,676)	(13,379)
Cash, cash equivalents and restricted cash at beginning of the period	348,890	393,977
Cash, cash equivalents and restricted cash at end of the period	$317,214	$380,598

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2,102
Non-cash investing activities
Non-cash asset disposal	$473	$—
Right-of-use assets acquired through operating leases	$2,736	$—
Purchase of property and equipment in accounts payable	$—	$577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company” or "Arcturus") is a global messenger RNA medicines company focused on the development of infectious disease vaccines and significant addressing unmet medical needs within liver and respiratory rare diseases. The Company became a clinical stage company during 2020 when it announced that its Investigational New Drug (“IND”) application for ornithine transcarbamylase (“OTC”) deficiency and its Clinical Trial Application (“CTA”) for candidate LUNAR-COV19 were approved by applicable health authorities.

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

Joint Ventures, Equity Method Investments and Variable Interest Entities

Investments for which the Company exercises significant influence, but does not have control are accounted for under the equity method. Equity method investment activity is related to the Company's joint venture in ARCALIS, Inc. with Axcelead, Inc. (“Axcelead”). The Company’s share of the investee's results is presented as either income or loss from equity-method investment in the accompanying condensed consolidated statements of operations and comprehensive loss.

Liquidity

The Company has incurred significant operating losses since its inception. As of June 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $411.9 million and $367.9 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through June 30, 2024, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements, the sale of capital stock, expense reimbursements from government contracts and proceeds from long-term debt. At June 30, 2024, the Company’s balance of cash and cash equivalents, including restricted cash, was $317.2 million.

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

The terms of the Company’s revenue agreements include license fees, upfront payments, development or regulatory milestone payments, profit-sharing arrangements, reimbursement for research and development activities, option exercise fees, drug substance and drug product supply fees, consulting and related technology transfer fees and royalties on sales of commercialized products. The event-based milestone payments represent variable consideration, and the Company uses the most likely amount method to estimate this variable consideration because the Company will either receive the milestone payment or will not, which makes the potential milestone payment a binary event. The most likely amount method requires the Company to determine the likelihood of earning the milestone payment. Given the high degree of uncertainty around achievement of these milestones, the Company determines the milestone amounts to be fully constrained and does not recognize revenue until the uncertainty associated with these payments is resolved. The Company will recognize revenue from sales-based royalty payments when or as the sales occur. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

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

Restricted Cash

Restricted cash includes collateral pledged and held at the Company’s securities accounts pursuant to a security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) (Note 5). At June 30, 2024, such collateral amounted to $55.0 million.

Restricted cash also includes cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord for the Company’s offices. At June 30, 2024 and 2023, the Company had restricted cash of $1.9 million and $2.1 million, respectively, in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows as of June 30, 2024 and 2023:

(in thousands)	June 30, 2024	June 30, 2023
Cash and cash equivalents	$260,329	$323,471
Restricted cash	55,000	55,000
Non-current restricted cash	1,885	2,127
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$317,214	$380,598

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive shares of common stock for the three and six months ended June 30, 2024 were comprised of stock options and restricted stock units. Dilutive shares of common stock for the three and six months ended June 30, 2023 were comprised of stock options.

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

The following table presents changes during the six months ended June 30, 2024 in the balances of contract assets and liabilities as compared to what was disclosed in the Company’s Annual Report.

(in thousands)	December 31, 2023	Additions	Deductions	June 30, 2024
Contract Assets:
Accounts receivable	$32,064	$55,132	$(63,111)	$24,085
Contract Liabilities:
Deferred revenue	$87,325	$54,252	$(87,871)	$53,706

The following table summarizes the Company’s revenues for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Collaboration Revenue:
CSL Seqirus	$45,911	$7,607	$78,292	$85,824
Janssen	—	170	—	660
Other collaboration revenue	65	1,788	282	2,810
Total collaboration revenue	$45,976	$9,565	$78,574	$89,294
Grant revenue:
BARDA	$3,883	$954	$9,297	$1,510
Total grant revenue	$3,883	$954	$9,297	$1,510

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

The Company received a $200.0 million upfront payment and is eligible to receive over $1.3 billion in development milestones if all products are registered in the licensed fields and entitled to potentially receive up to $3.0 billion in commercial milestones based on “net sale” of vaccines in the various fields. In addition, the Company is eligible to receive a 40% net profit share for COVID-19 vaccine products and up to low double-digit royalties for vaccines against flu, pandemic preparedness and three other respiratory pathogens. During the second quarter of 2024, the Company achieved a $17.0 million development milestone related to the CSL Collaboration Agreement which was included in accounts receivable as of June 30, 2024.

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

As of June 30, 2024, the transaction price consisted of upfront consideration received and milestones achieved. Additional variable consideration was not included in the transaction price at June 30, 2024 because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The vaccine license was recognized at the point in time it was transferred in 2022. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized in the second quarter of 2024 relates to the license delivered, milestones achieved and services performed through June 30, 2024.

Total deferred revenue as of June 30, 2024 and December 31, 2023 for the CSL Collaboration Agreement was $53.7 million and $87.1 million, respectively.

During 2023, the Company also received an advance payment of $23.6 million for the manufacturing and supply of ARCT-154 drug product. The advance payment was for specified manufacturing runs of ARCT-154 which include the drug substance utilized, as well as the reservation fees and related manufacturing requirements. The Company concluded that the promise to manufacture and supply ARCT-154 drug product is a customer option as part of the CSL Collaboration Agreement and is accounted for as a separate contract. The Company recognized $18.0 million in revenue related to this customer option during the second quarter of 2024. No amount related to this customer option remained in deferred revenue as of June 30, 2024.

During 2023, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the Company agreed to sponsor and conduct a Phase 1 clinical study in the influenza field. As part of the amendment, the Company received $17.5 million from CSL Seqirus. The amendment also provides for up to $1.5 million in additional payments which are achievable upon meeting certain clinical milestones relating to the Phase 1 clinical study in the influenza field. The Company previously concluded that the expansion of research and development support services under the CSL Collaboration Agreement represented an option that was not a material right. Therefore the Company concluded the promise to sponsor and conduct the Phase 1 clinical study is a separate contract and the sole performance obligation under the new arrangement. During the quarter ended June 30, 2024, the Company recognized $3.0 million related to the performance obligation and the remaining amount of $9.8 million is included in deferred revenue.

During the fourth quarter of 2023, the Company received an advance payment of $5.3 million from CSL Seqirus for manufacturing activities related to COVID-19 vaccine product. During the first quarter of 2024, the Company received an additional advance payment of $5.1 million from CSL Seqirus for manufacturing activities related to COVID-19 vaccine product. The Company concluded that the promise to perform manufacturing activities is a customer option as part of the CSL Collaboration Agreement and is accounted for as a separate contract. The advance payments are included in deferred revenue as of June 30, 2024 and will be recognized as revenue when the vaccine product is transferred to CSL Seqirus.

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

BARDA Grant

In August 2022, the Company entered into a cost reimbursement contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority ("BARDA"), a division of the Office of the Assistant Secretary for Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS) for an award of up to $63.2 million for the development of a pandemic influenza vaccine using the Company's STARR® self-amplifying mRNA vaccine platform technology. The Company earns grant revenue for performing tasks under the agreement.

The Company determined that the BARDA Contract is not in the scope of ASC 808 or ASC 606. Applying International Accounting Standards No. 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance, by analogy, the Company recognizes grant revenue from the reimbursement of direct out-of-pocket expenses, overhead allocations and fringe benefits for research costs associated with the grant. The costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The Company recognized $3.9 million and $1.0 million of revenue during the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the remaining available funding net of revenue earned was $44.5 million.

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

The carrying value of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their relative short maturities.

As of June 30, 2024 and December 31, 2023, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Research equipment	$16,784	$16,046
Computers and software	1,131	1,275
Office equipment and furniture	703	958
Leasehold improvements	2,644	2,655
Construction in progress	—	233
Total	21,262	21,167
Less accumulated depreciation and amortization	(10,080)	(8,740)
Property and equipment, net	$11,182	$12,427

Depreciation and amortization expense was $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2023, respectively. Construction in progress is primarily comprised of research equipment not yet placed in service.

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued compensation	$9,206	$5,918
Cystic Fibrosis Foundation liability	6,870	7,633
Income tax payable	—	641
Current portion of operating lease liability	3,917	4,309
Clinical trial accruals	968	2,333
Vinbiocare contractual liabilities	2,514	2,514
Other accrued research and development expenses	11,975	8,533
Total	$35,450	$31,881

Note 5. Debt

Wells Fargo Credit Agreement

The Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc. (“Arcturus Therapeutics”) entered into a credit agreement with Wells Fargo Bank on April 21, 2023, and amended on June 26, 2024, whereby Wells Fargo will make a $50.0 million revolving credit line available to the Company (the “Loan”) and each draw on the Loan evidenced by a revolving line of credit note (the “Note”).

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

The term of the agreement was originally two years, with an option for one-year renewals subject to Wells Fargo approval and Arcturus Therapeutics furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Loan amount for each such renewal. There is no penalty for terminating the facility prior to the maturity date of the Note. As collateral, the Company has agreed to pledge $55.0 million in cash to be held at the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement. In June 2024, Arcturus Therapeutics and Wells Fargo entered into an amendment to the Note, whereby the term of the Note was extended by one year to April 2026. No borrowings were outstanding as of June 30, 2024.

Note 6. Stockholders’ Equity

Net Loss per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2024 as they were anti-dilutive totaled 1.1 million and 1.3 million, respectively, and 1.0 million and 0.8 million for the three and six months ended June 30, 2023, respectively.

Sales Agreement

On December 23, 2022, the Company entered into a Controlled Equity Offering℠ Sales Agreement, which was amended on August 7, 2023 (as amended, the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”),Wells Fargo Securities, LLC (“Wells Fargo Securities”), and William Blair & Company, L.L.C. (“William Blair”) relating to shares of the Company's common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $200,000,000 from time to time through Cantor, Wells Fargo Securities, or William Blair, each acting as the Company's sales agent. During the period ended June 30, 2024 the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement.

Note 7. Share-Based Compensation Expense

In June 2024 at the Company’s 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increased the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 2,000,000 shares, for a total of up to 10,750,000 shares available for issuance. As of June 30, 2024, following the 2024 Annual Meeting, a total of 2,236,360 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders is not required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. As of June 30, 2024, a total of 124,697 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Stock Options

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$4,378	$3,741	$9,180	$7,249
General and administrative	5,046	4,642	10,332	9,316
Total	$9,424	$8,383	$19,512	$16,565

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

For the three and six months ended June 30, 2024, the Company recorded $(0.2) million and $0.2 million of income tax expense, respectively. For the three and six months ended June 30, 2023, the Company recorded $0.6 million and $0.7 million of income tax expense, respectively. No tax benefit was provided for losses incurred in United States because those losses are offset by a full valuation allowance.

Note 9. Commitments and Contingencies

Cystic Fibrosis Foundation Agreement

On September 25, 2023, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018 and August 1, 2019, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, CFF increased the amount it will award to advance LUNAR-CF to $24.6 million from approximately $15.6 million and the Company agreed to incur at least $15.0 million toward activities under the research plan. Total contra expense of $0.8 million was recognized during the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recognized no contra expense related to the agreement. As of June 30, 2024 and December 31, 2023, $6.9 million and $7.6 million, respectively, remained in accrued liabilities.

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

In February 2020, the Company entered into a second non-cancellable operating lease agreement for office space near its current headquarters. The lease extended for 13 months from the commencement date and included a right to extend the lease for one twelve-month period. In February 2021, the Company opted to extend the lease through March 2025 to coincide with the lease term of the Company’s headquarters. In January 2024, the Company vacated this office space with no intention of operating out of the location in the future. Because Arcturus was still engaged in the lease for the property and obligated to make the remaining lease payment through March 31, 2025, the Company recorded an impairment loss in the amount of $1.3 million during the three months ended March 31, 2024, as it would not receive any future economic benefit from the lease. In July 2024, the Company terminated the existing lease agreement, in accordance with its terms, thereby ending their contractual obligation to pay for premise.

In September 2021, the Company entered into a third non-cancellable lease agreement for office, research and development, engineering and laboratory space near its current headquarters, and such lease term commenced during the second quarter of 2022. The initial term of this lease extends ten years and eight months from the date of possession, and the Company has the right to extend the term of the lease for an additional five-year period. When the lease term was determined for the operating lease right-of-use assets and lease liabilities, the extension option for the lease was not included. The lease has a monthly base rent ranging from $0.3 million to $0.4 million which escalates over the lease term. The Company received a free rent period of four months and also pays for various operating costs, including utilities and real property taxes. The Company entered into an irrevocable standby letter of credit with the landlord for a security deposit of $2.0 million upon executing the lease which is included (along with additional funds required to secure the letter of credit) in the balance of non-current restricted cash.

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

As of June 30, 2024, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2024	$2,838
2025	5,019
2026	5,274
Thereafter	23,703
Total remaining lease payments	36,834
Less: imputed interest	(5,953)
Total operating lease liabilities	$30,881
Weighted-average remaining lease term	7.5
Weighted-average discount rate	4.8%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $1.5 million and $2.9 million for the three and six months ended June 30, 2024, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2023, respectively.

Note 10. Related Party Transactions

See “Note 1, Joint Ventures, Equity Method Investments and Variable Interest Entities” for specific details surrounding the Company’s agreement with Axcelead to form the joint venture entity, ARCALIS, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three and six month periods ended June 30, 2024. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 14, 2024. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2023 Annual Report.

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

Overview

We are a global messenger RNA medicines company focused on the development of infectious disease vaccines and opportunities within liver and respiratory rare diseases. In addition to our messenger RNA (“mRNA”) platform, our proprietary lipid nanoparticle (“LNP”) delivery system, LUNAR®, may enable multiple nucleic acid medicines. Our proprietary self-amplifying mRNA technology (STARR® technology) provides a longer-lasting and broader response at lower dose levels than conventional mRNA. In 2023, our COVID-19 vaccine, ARCT-154 (also referred to as Kostaive®), received marketing authorization approval in Japan and became the world’s first approved self-amplifying RNA (sa-mRNA) vaccine.

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

In May 2024, we announced that Nature Communications published results from the 19,000 subject study performed in Vietnam, with results demonstrating that two 5µg doses of ARCT-154 were well-tolerated, immunogenic and provided significant protection against multiple strains of COVID-19. The Japanese Pharmaceuticals and Medical Devices Agency (PMDA) is currently reviewing a partial change application to update our COVID-19 vaccine (Kostaive®) with the JN.1 Variant of Concern. The European Medicines Agency (EMA) is currently reviewing a marketing authorization application for ARCT-154. The review procedure started on August 17, 2023.

We continue to collect data from the various ongoing studies described below.

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

On February 1, 2024, the journal Lancet Infectious Diseases published the article ‘Persistence of immune responses of a self-amplifying RNA COVID-19 vaccine (ARCT154) versus BNT162b2’ (https://www.thelancet.com/journals/laninf/article/PIIS1473-3099(24)00060-4/fulltext), with 6-month follow-up results from this study. These additional data demonstrate the extended persistence of neutralizing antibodies after ARCT-154 compared with conventional mRNA vaccine in the clinical setting, indicating longer-lasting immunity and implying a longer duration of protection by ARCT-154.

Phase 3 Study of Bivalent Version of COVID-19 Vaccine Candidate in Japan

On September 29, 2023, Meiji initiated an additional Phase 3 clinical study with a bivalent version of our COVID-19 vaccine candidate (ARCT-2301, which combines ancestral strain, ARCT-154 and Omicron BA.4/5) to further support immunogenicity and safety data for our self-amplifying mRNA platform, which may facilitate the timely release of future seasonal updates of our COVID-19 vaccine against evolving variants of concern. On March 19, 2024, Meiji announced that the bivalent vaccine met the primary endpoint (non-inferiority) in the study. The study enrolled 930 healthy adults and individuals with comorbidities, who previously received three to five doses of mRNA COVID-19 vaccines, including the last booster at least three months prior to recruitment. The study compares the investigational vaccine (ARCT-2301) and COMIRNATY (ancestral strain and BA.4/5), to evaluate safety and immunogenicity between observer-blind groups. Both the geometric mean titer (GMT) ratio and seroresponse rate (SRR) difference of neutralizing antibodies against SARS-CoV-2 (Omicron strain BA.4/5) met non-inferiority criteria. In addition, the superiority of

ARCT-2301 to COMIRNATY (BA.4/5) was confirmed for both SARS-CoV-2 (Omicron strain BA.4/5 and Wuhan strain). There were no causally-associated severe or serious adverse events with ARCT-2301.

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

Phase 3 Study in Southern Hemisphere of Monovalent XBB1.5 COVID-19 Vaccine Candidate

In March 2024, Arcturus and CSL Seqirus initiated a Phase 3 pivotal study with the ARCT-2303 candidate vaccine containing the XBB1.5 Omicron variant. The purpose of this study is to generate additional immunogenicity and safety data in multiple ethnicities to support regulatory filings globally. In addition, the study will assess the co-administration of the ARCT-2303 vaccine with the age-appropriate seasonal influenza vaccines. Overall, 1,499 young and older adults were recruited in the study in Australia, Costa Rica, Honduras and the Philippines. The results of this study are expected in the fourth quarter of 2024.

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

LUNAR-qsFLU has been designed to take advantage of our expertise in both LUNAR lipid delivery systems and our STARR self-amplifying mRNA technology. This platform has been shown to deliver effective protection against COVID-19 and has been optimized to elicit robust immunogenicity with acceptable reactogenicity at a lower dose than conventional mRNA vaccines with the objective of creating a highly effective influenza vaccine for use in general and high-risk populations. Working with CSL Seqirus, we generated a comprehensive non-clinical data package to support the initiation of the Phase 1 clinical trial with a novel influenza mRNA vaccine candidate. A Phase 1 dose-finding safety and immunogenicity study was initiated in January 2024 in Australia. As of August 1, 2024, 100 healthy young adults and 35 older adults were recruited in the study and received one of four dose levels of the study vaccine or a licensed influenza vaccine.

Pandemic Influenza Program

Our LUNAR-pandFLU program continues to progress under the award from the Biomedical Advanced Research and Development Authority (“BARDA”) that we obtained in 2022. The program includes all non-clinical, manufacturing, and regulatory support to advance a vaccine to protect against disease caused by H5N1 highly-pathogenic avian influenza. A pre-IND meeting was granted and Written Response Only (“WRO”) was received for integration into future development plans. Nonclinical safety studies have been completed that will enable the Phase 1 clinical trial. Enrollment for a Phase 1 clinical trial designed to evaluate the safety and immunogenicity of ARCT-2304 (LUNAR-pandFLU candidate vaccine) is expected to begin before the end of 2024.

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
o
A Phase 2 double-blind multiple-dose study of ARCT-810 in OTC-deficient adolescents and adults in the European Union and United Kingdom initiated dosing in December 2022. In July 2024, the Phase 2 study completed enrollment of eight subjects, including adolescents and adults, at the 0.3 mg/kg dose level. The participants in this group are randomized 3:1 to receive 6 doses of ARCT-810 or placebo administered every 14 days. Treatment and follow-up are ongoing.
o
We are expanding the Phase 2 clinical program of ARCT-810 by enrolling patients in the U.S. with more serious disease. Patient screening has been initiated in the study.
•
LUNAR-CF/ARCT-032 – Our program for cystic fibrosis is being supported in part by the Cystic Fibrosis Foundation (“CFF”). In 2023 we initiated and successfully achieved the recruitment target in a Phase 1 single ascending dose study of ARCT-032 (LUNAR-CF), our mRNA therapeutic candidate for cystic fibrosis (CF), in 32 healthy participants (eight subjects in each of four dose cohorts). In August 2023 we received regulatory approval of a protocol amendment to transition to a Phase 1b clinical study of ARCT-032 in up to eight adults with CF, with each participant receiving two administrations of ARCT-032.
o
On June 7, 2024, we presented Phase 1 interim data of ARCT-032 at the 47th Annual European Cystic Fibrosis Conference. ARCT-032 was generally safe and well tolerated with no serious or severe adverse events in healthy volunteers and in the first four dosed participants with CF in Phase 1b, of which one had 2 Class I mutations and the other three had F508del mutations and were being treated with Trikafta®.
o
We submitted an IND application at the end of July 2024 for an ARCT-032 Phase 2 multiple ascending dose study designed to identify a safe and effective dose in Class I (null) and other CF participants who do not benefit from CFTR modulators. This study is supported by safety and tolerability data collected in healthy volunteers (N = 32) and the ongoing two-administration Phase 1b study. No serious adverse events (SAEs) have been observed in any clinical trial participants to date. No febrile reactions have been observed within the target dose range of the planned Phase 2 study. The Phase 1b study has completed dosing and follow-up visits. Of the seven total CF participants in Phase 1b, six are receiving CFTR modulator treatment while one subject has Class I mutations and therefore does not benefit from modulator therapy. The Class I CF subject had low lung function at baseline (ppFEV1 below 50%) and showed an improvement of 4% in ppFEV1 on Day 8, after receiving two well-tolerated administrations, with no febrile reactions..
o
In February 2024, the European Commission (EC), based on a positive opinion issued by the European Medicines Agency (EMA), granted Orphan Medicinal Product Designation for ARCT-032 to treat CF. ARCT-032 was granted Rare Pediatric Disease Designation in October 2023, and Orphan Drug Designation in November 2023 by the FDA.

Updates on Collaboration Agreements

CSL Collaboration Agreement.

In March 2024, we entered into Amendment Number Two to Collaboration and License Agreement between CSL and the Company to reflect updates to the development program and other adjustments consistent with our prior disclosures regarding the Collaboration and License Agreement (“Amendment Number Two”). Amendment Number Two, among other things, adjusts (i) the development plans for certain product candidates, (ii) various development milestones related to such product candidates, (iii) provisions of the CSL Collaboration Agreement related to specific royalty payments, (iii) provisions of the CSL Collaboration Agreement related to distributors, and (iv) proprietary payment calculations related to the foregoing.

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

	Three Months Ended June 30,		2023 to 2024
(in thousands)	2024	2023	$ change	% change
Revenue	$49,859	$10,519	$39,340	*

* Greater than 100%

Revenue increased by $39.3 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily attributable to the receipt of a milestone payment from CSL pursuant to the CSL agreement as $45.9 million total revenue was recognized during the second quarter of 2024, compared to $7.6 million total revenue related to CSL during the second quarter of 2023, resulting in an increase of $38.3 million primarily due to the timing and value of milestone achievements and the recognition of revenue from a supply agreement during the current quarter. Additionally, there was an increase in revenue of $2.9 million related to the BARDA Contract during the second quarter of 2024 as compared to the second quarter of 2023. The total increase in revenue was offset by a $1.9 million decrease in revenue recognized from other agreements during the second quarter of 2024 as compared to the second quarter of 2023 due to lower activity or completion of collaboration agreements.

	Six Months Ended June 30,		2023 to 2024
(in thousands)	2024	2023	$ change	% change
Revenue	$87,871	$90,804	$(2,933)	-3.2%

Revenue decreased by $2.9 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. We received revenue under the CSL agreement of $78.3 million during the six months ended June 30, 2024, compared to $85.8 million total revenue related to CSL during the six months ended June 30, 2023, resulting in a decrease of $7.5 million primarily due to the timing and value of milestone achievements and the achievement of a conditional payment during the first half of 2023, offset by the recognition of revenue from a supply agreement during the current year. Additionally, there was a decrease of $3.2 million in revenue recognized under other agreements during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to lower activity or completion of collaboration agreements. The total decrease in revenue was offset by a $7.8 million increase in revenue recognized from the BARDA Contract during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended June 30,		2023 to 2024		Six Months Ended June 30,		2023 to 2024
(in thousands)	2024	2023	$ change	% change	2024	2023	$ change	% change
Operating expenses:
Research and development, net	$58,669	$52,668	$6,001	11.4%	$112,242	$104,436	$7,806	7.5%
General and administrative	12,316	13,225	(909)	-6.9%	27,167	26,987	180	0.7%
Total	$70,985	$65,893	$5,092	7.7%	$139,409	$131,423	$7,986	6.1%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended June 30,		2023 to 2024		Six Months Ended June 30,		2023 to 2024
(in thousands)	2024	2023	$ change	% change	2024	2023	$ change	% change
External pipeline development expenses:
LUNAR-COVID, net	$22,327	$19,688	$2,639	13.4%	$43,057	$42,516	$541	1.3%
LUNAR-OTC, net	4,926	2,200	2,726	*	6,310	5,519	791	14.3%
BARDA	2,367	491	1,876	*	5,602	646	4,956	*
Early-stage programs	11,579	7,072	4,507	63.7%	18,942	11,786	7,156	60.7%
Discovery technologies	1,192	6,853	(5,661)	-82.6%	2,382	11,604	(9,222)	-79.5%
External platform development expenses:
Personnel related expenses	13,998	13,458	540	4.0%	29,515	26,728	2,787	10.4%
Facilities and equipment expenses	2,280	2,906	(626)	-21.5%	6,434	5,637	797	14.1%
Total research and development expenses, net	$58,669	$52,668	$6,001	11.4%	$112,242	$104,436	$7,806	7.5%

* Greater than 100%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities. Research and development expenses were $58.7 million for the three months ended June 30, 2024, compared with $52.7 million for the three months ended June 30, 2023, primarily reflecting increased clinical related expenses of $6.3 million, increased manufacturing expenses of $0.8 million and increased personnel expenses of $0.5 million. The increases were offset by a $1.0 million increase in contra research and development expenses related to the agreement with the CFF and a $0.6 million decrease in facilities and equipment expenses. Research and development expenses were $112.2 million for the six months ended June 30, 2024, compared with $104.4 million in the six months ended June 30, 2023, primarily reflecting increased clinical related expenses of $6.3 million, increased personnel related expenses of $2.8 million, increased facilities and equipment expenses of $0.8 million and increased manufacturing expenses of $0.3 million. The increases were offset by $1.4 million in consulting expenses and a $1.0 million increase in contra research and development expenses related to the agreement with the CFF. We expect that our research and development efforts and associated costs will continue to be substantial over the next several years as our pipeline progresses.

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

Facilities and equipment expenses primarily consist of rent expense, common area maintenance charges, shipping costs, various costs of our offices and laboratories and depreciation expenses. Facilities and equipment expenses are not expected to increase during the next twelve months.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related benefits for our executive, administrative, legal and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses were $12.3 million for the three months ended June 30, 2024 compared with $13.2 million for the three months ended June 30, 2023. The decrease in expenses resulted primarily from decreased personnel expenses of $0.6 million, decreased facilities expenses of $0.3 million and decreased travel expenses of $0.2 million. The overall decrease was offset by an increase of $0.2 million in legal expenses. General and administrative expenses were $27.2 million for the six months ended June 30, 2024 compared with $27.0 million in the six months ended June 30, 2023. The increase in expenses resulted primarily from a $0.5 million increase in accounting and legal fees, a $0.5 million increase in supplies and a $0.1 million increase in software expense.

The increase was offset by a decrease of $0.6 million in personnel related expenses and a decrease of $0.3 million in insurance costs. The Company does not expect that general and administrative expenses will increase on a yearly basis from the current quarter June 30, 2024 expense trend.

Finance income (expense), net

	Three Months Ended June 30,		2023 to 2024		Six Months Ended June 30,		2023 to 2024
(in thousands)	2024	2023	$ change	% change	2024	2023	$ change	% change
Interest income	$4,148	$3,252	$896	27.6%	$8,164	$6,472	$1,692	26.1%
Interest expense	—	—	—	0.0%	—	(743)	743	100.0%
Total	$4,148	$3,252	$896	27.6%	$8,164	$5,729	$2,435	42.5%

* Greater than 100%

Interest income is generated on cash and cash equivalents. The increase in interest income for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily the result of increased interest earned on investment accounts. Interest expense during the six months ended June 30, 2023 was incurred in conjunction with the Western Alliance Agreement and the Singapore Loan, both of which have since been terminated.

Other income and expense

	Three Months Ended June 30,		2023 to 2024		Six Months Ended June 30,		2023 to 2024
(in thousands)	2024	2023	$ change	% change	2024	2023	$ change	% change
(Loss) gain from foreign currency	$(388)	$149	$(537)	*	$(441)	$(179)	$(262)	*
Gain on debt extinguishment	—	—	—	*	—	33,953	(33,953)	*
Total	$(388)	$149	$(537)	*	$(441)	$33,774	$(34,215)	-101.3%

* Greater than 100%

Other income and expense items primarily relate to gains and losses from foreign currency transactions. Additionally, we recorded a gain on debt extinguishment related to the Singapore Loan of $34.0 million during the first quarter of 2023 as a result of the Singapore Loan being forgiven.

Off-balance sheet arrangements

Through June 30, 2024, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended June 30, 2024, the Company has funded its operations principally with the proceeds from the sale of capital stock, long-term debt and revenues earned through collaboration agreements and government contracts. Through the second quarter of 2024, we have achieved a total of approximately $437.1 million in upfront payments and milestones from CSL Seqirus, including a milestone of $17.0 million achieved in the current quarter with payment anticipated in the third quarter of 2024. At June 30, 2024, we had $317.2 million in cash and cash equivalents and restricted cash.

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

Borrowings under the agreement will bear interest at a rate of 1.00% above either the Daily Simple SOFR or Term SOFR (as such terms are defined in the Wells Fargo Note), with “SOFR” being the rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. If an Event of Default (as defined in the credit agreement) occurs, then all Wells Fargo Loans shall bear interest at a rate equal to 2.00% above the interest rate applicable immediately prior to the occurrence of the Event of Default. As of June 30, 2024, no borrowings were made against the Wells Fargo Note.

The term of the agreement was originally two years, with an option for one-year renewals subject to Wells Fargo approval and the Company furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Wells Fargo Loan amount for each such renewal. In June 2024, Arcturus Therapeutics and Wells Fargo entered into an amendment to the Note, whereby the term of the Note was extended by one year to April 2026. There is no penalty for terminating the agreement. There is no penalty for terminating the facility prior to the maturity date of the Wells Fargo Note. As collateral, the Company has agreed to pledge $55.0 million in cash to be held at the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement.

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

General Financial Resources

A portion of our current cash balance is expected to be utilized during fiscal year 2024 to fund (i) advances to our LUNAR-CF program in clinical trials, (ii) the continued Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (iii) expenses incurred prior to customer payments under the CSL Collaboration Agreement and BARDA Contract and (iv) continued exploratory activities related to our platform and other general administrative activities.

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

We expect to continue to incur additional losses in the long term, and we will need to execute on milestones within the CSL Collaboration Agreement, raise additional debt or equity financing or enter into additional partnerships to fund development. Our ability to transition to profitability is dependent on executing on milestones within the CSL Collaboration Agreement, successful clinical trials for OTC and CF and identifying and developing successful mRNA drug and vaccine candidates. If we are not able to achieve planned milestones or incur costs in excess of our forecasts, we will need to reduce discretionary spending, discontinue the development of some or all of our programs, which will delay part of our development programs, all of which will have a material adverse effect on our ability to achieve our intended business objectives.

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
•
the initiation, progress, timing and successful completion of preclinical studies and clinical trials for our product candidates, including OTC and CF;
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financing Reporting Existing as of June 30, 2024

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 continued to exist as of June 30, 2024. Specifically, management concluded that the following material weaknesses exist as of June 30, 2024:

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

We are in the process of implementing the remediation activities as of the date of this report and believe that upon completion, we will have strengthened our ITGCs, and controls related to accounting for collaboration arrangements to address and successfully remediate the identified material weaknesses. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation activities in the fiscal year 2024. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, other than as follows:

•
Lance Kurata, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement as of June 12, 2024. Mr. Kurata's trading arrangement provides for the exercise of up to an aggregate of 35,000 options to purchase shares of common stock and subsequent sale of such underlying shares of common stock, until June 12, 2025.

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

10.33**

Amendment Number Two to Collaboration and License Agreement, dated March 29, 2024, by and between Arcturus Therapeutics, Inc. and Seqirus Inc. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on May 8, 2024 (File No. 001-38942).

10.34†	Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2024 (File No. 001-38942).

10.35*	First Amendment to Credit Agreement and First Amendment to Revolving Line of Credit, dated June 26, 2024, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: August 5, 2024	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer Principal Financial and Accounting Officer