Form 10-Q
period 2024-09-30
Arcturus Therapeutics Holdings Inc.
filed 2024-11-07
CIK 1768224

cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 27,087,359 shares of voting common stock outstanding.

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
•
the potential effects, efficacy and benefits of our technologies and product candidates on their own and in comparison to technologies, drugs or courses of treatment currently available or that may be developed by competitors;
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
•
our ability, and the ability of our partners, to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;
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
•
the performance of our third-party suppliers and manufacturers, including the ability to implement and scale-up manufacturing levels as necessary;
•
the receipt of relevant approvals related to the manufacture and distribution of our product candidates;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(in thousands, except par value information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$237,178	$292,005
Restricted cash	55,000	55,000
Accounts receivable	30,199	32,064
Prepaid expenses and other current assets	8,444	7,521
Total current assets	330,821	386,590
Property and equipment, net	10,350	12,427
Operating lease right-of-use assets, net	27,598	28,500
Non-current restricted cash	1,885	1,885
Total assets	$370,654	$429,402
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,131	$5,279
Accrued liabilities	32,396	31,881
Deferred revenue	26,936	44,829
Total current liabilities	69,463	81,989
Deferred revenue, net of current portion	13,338	42,496
Operating lease liability, net of current portion	25,987	25,907
Other non-current liabilities	—	497
Total liabilities	108,788	150,889
Stockholders’ equity
Common stock, $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 27,084 at September 30, 2024 and 26,828 at December 31, 2023	27	27
Additional paid-in capital	680,641	646,352
Accumulated deficit	(418,802)	(367,866)
Total stockholders’ equity	261,866	278,513
Total liabilities and stockholders’ equity	$370,654	$429,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue:
Collaboration revenue	$38,815	$43,376	$117,389	$132,670
Grant revenue	2,858	1,764	12,155	3,274
Total revenue	41,673	45,140	129,544	135,944
Operating expenses:
Research and development, net	39,134	51,077	151,376	155,513
General and administrative	13,276	13,377	40,443	40,364
Total operating expenses	52,410	64,454	191,819	195,877
Loss from operations	(10,737)	(19,314)	(62,275)	(59,933)
(Loss) gain from foreign currency	(201)	4	(642)	(175)
Gain on debt extinguishment	—	—	—	33,953
Finance income, net	3,818	3,981	11,981	9,710
Net loss before income taxes	(7,120)	(15,329)	(50,936)	(16,445)
Provision for income taxes	(217)	893	—	1,573
Net loss	$(6,903)	$(16,222)	$(50,936)	$(18,018)
Net loss per share, basic and diluted	$(0.26)	$(0.61)	$(1.89)	$(0.68)
Weighted-average shares outstanding, basic and diluted	27,062	26,574	26,970	26,559
Comprehensive loss:
Net loss	$(6,903)	$(16,222)	$(50,936)	$(18,018)
Comprehensive loss	$(6,903)	$(16,222)	$(50,936)	$(18,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	26,828	$27	$646,352	$(367,866)	$278,513
Net loss	—	—	—	(26,817)	(26,817)
Share-based compensation expense	—	—	10,088	—	10,088
Issuance of common stock upon exercise of stock options	89	—	2,188	—	2,188
Balance at March 31, 2024	26,917	$27	$658,628	$(394,683)	$263,972
Net loss	—	—	—	(17,216)	(17,216)
Share-based compensation expense	—	—	9,424	—	9,424
Issuance of common stock upon exercise of stock options	125	—	2,403	—	2,403
Balance at June 30, 2024	27,042	$27	$670,455	$(411,899)	$258,583
Net loss	—	—	—	(6,903)	(6,903)
Share-based compensation expense	—	—	9,493	—	9,493
Issuance of common stock upon exercise of stock options	2	—	11	—	11
Issuance of common stock under equity plans	40	—	682	—	682
BALANCE – September 30, 2024	27,084	$27	$680,641	$(418,802)	$261,866

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	26,555	$27	$608,426	$(338,141)	$270,312
Net income	—	—	—	50,754	50,754
Share-based compensation expense	—	—	8,182	—	8,182
Balance at March 31, 2023	26,555	$27	$616,608	$(287,387)	$329,248
Net loss	—	—	—	(52,550)	(52,550)
Share-based compensation expense	—	—	8,383	—	8,383
Issuance of common stock upon exercise of stock options	19	—	94	—	94
Balance at June 30, 2023	26,574	$27	$625,085	$(339,937)	$285,175
Net loss	—	—	—	(16,222)	(16,222)
Share-based compensation expense	—	—	9,269	—	9,269
Issuance of common stock upon exercise of stock options	114	—	1,231	—	1,231
Issuance of common stock under equity plans	35	—	609	—	609
BALANCE – September 30, 2023	26,723	$27	$636,194	$(356,159)	$280,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating activities
Net loss	$(50,936)	$(18,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,725	2,142
Share-based compensation expense	29,005	25,834
Foreign currency transaction loss	643	90
Gain on debt extinguishment	—	(33,953)
Other non-cash expenses	—	502
Changes in assets and liabilities:
Accounts receivable	1,865	(35,456)
Prepaid expense and other assets	(923)	556
Right-of-use assets	3,638	3,011
Accounts payable	4,852	10,497
Accrued liabilities	(625)	(3,437)
Deferred revenue	(47,051)	33,960
Lease liabilities	(2,656)	(3,198)
Net cash used in operating activities	(59,463)	(17,470)
Investing activities
Acquisition of property and equipment	(648)	(2,026)
Net cash used in investing activities	(648)	(2,026)
Financing activities
Proceeds from exercise of stock options	4,602	1,325
Proceeds from the issuance of common stock under equity plans	682	609
Proceeds from debt	—	20,000
Payments on debt obligations	—	(27,364)
Net cash provided by (used in) financing activities	5,284	(5,430)
Net decrease in cash, cash equivalents and restricted cash	(54,827)	(24,926)
Cash, cash equivalents and restricted cash at beginning of the period	348,890	393,977
Cash, cash equivalents and restricted cash at end of the period	$294,063	$369,051

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2,102
Non-cash investing activities
Non-cash asset disposal	$473	$—
Right-of-use assets acquired through operating leases	$2,736	$—
Purchase of property and equipment in accounts payable	$—	$416

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company” or "Arcturus") is a commercial messenger RNA medicines company focused on the development of infectious disease vaccines and opportunities within liver and respiratory rare diseases. Arcturus became a clinical stage company in 2020 when it announced that its Investigational New Drug (“IND”) application for ornithine transcarbamylase (“OTC”) deficiency and its Clinical Trial Application (“CTA”) for candidate LUNAR-COV19 were approved by applicable health authorities. In 2023, our COVID-19 vaccine, ARCT-154 (also referred to as KOSTAIVE®), received marketing authorization approval in Japan for adults 18 years and older, and in September 2024 KOSTAIVE became the world’s first approved and commercially available self-amplifying RNA (sa-mRNA) vaccine.

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

Liquidity

The Company has incurred significant operating losses since its inception. As of September 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $418.8 million and $367.9 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through September 30, 2024, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements, the sale of capital stock, expense reimbursements from government contracts and proceeds from long-term debt. At September 30, 2024, the Company’s balance of cash and cash equivalents, including restricted cash, was $294.1 million.

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

The terms of the Company’s revenue agreements include license fees, upfront payments, development and regulatory milestone payments, profit-sharing arrangements, reimbursement for research and development activities, option exercise fees, drug substance and drug product supply fees, consulting and related technology transfer fees and royalties on sales of commercialized products. The event-based milestone payments represent variable consideration, and the Company uses the most likely amount method to estimate this variable consideration because the Company will either receive the milestone payment or will not, which makes the potential milestone payment a binary event. The most likely amount method requires the Company to determine the likelihood of earning the milestone payment. Given the high degree of uncertainty around achievement of these milestones, the Company determines the milestone amounts to be fully constrained and does not recognize revenue until the uncertainty associated with these payments is resolved. The Company will recognize revenue from sales-based royalty payments when or as the sales occur. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

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

Restricted Cash

Restricted cash includes collateral pledged and held in the Company’s securities accounts pursuant to a security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) (Note 5). At September 30, 2024, such collateral amounted to $55.0 million.

Restricted cash also includes cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord for the Company’s offices. At September 30, 2024 and 2023, the Company had restricted cash of $1.9 million and $2.1 million, respectively, in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term. At September 30, 2023, non-current restricted cash also includes $20.0 million related to the Wells Fargo Loan (Note 5).

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows as of September 30, 2024 and 2023:

(in thousands)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$237,178	$311,918
Restricted cash	55,000	35,000
Non-current restricted cash	1,885	22,133
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$294,063	$369,051

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive shares of common stock for the three and nine months ended September 30, 2024 were comprised of stock options and restricted stock units. Dilutive shares of common stock for the three and nine months ended September 30, 2023 were comprised of stock options.

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact that adoption of ASU 2023-07 will have on our financial statement disclosures.

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

The following table presents changes during the nine months ended September 30, 2024 in the balances of contract assets and liabilities as compared to what was disclosed in the Company’s Annual Report.

(in thousands)	December 31, 2023	Additions	Deductions	September 30, 2024
Contract Assets:
Accounts receivable	$32,064	$83,375	$(85,240)	$30,199
Contract Liabilities:
Deferred revenue	$87,325	$82,493	$(129,544)	$40,274

The following table summarizes the Company’s revenues for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Collaboration Revenue:
CSL Seqirus	$38,786	$43,433	$117,078	$129,257
Other collaboration revenue	29	(57)	311	3,413
Total collaboration revenue	$38,815	$43,376	$117,389	$132,670
Grant revenue:
BARDA	$2,858	$1,764	$12,155	$3,274
Total grant revenue	$2,858	$1,764	$12,155	$3,274

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant collaboration and grant arrangements.

CSL Seqirus

On November 1, 2022, the Company entered into a Collaboration and License Agreement (as amended, the “CSL Collaboration Agreement”) with Seqirus, Inc., a part of CSL Limited (“CSL Seqirus”), for the global exclusive rights to research, develop, manufacture, and commercialize vaccines. Under the terms of the CSL Collaboration Agreement, the Company provides CSL Seqirus with an exclusive global license to its mRNA technology (including STARR®) and LUNAR® lipid-mediated delivery, along with mRNA drug substance and drug product manufacturing process. CSL Seqirus will lead development and commercialization of vaccines under the collaboration. The collaboration plans to advance vaccines against SARS-CoV-2 (COVID-19), influenza, pandemic preparedness as well as three other respiratory infectious diseases. In September 2024, our COVID-19 vaccine KOSTAIVE® became the world’s first approved and commercially available self-amplifying RNA (sa-mRNA) vaccine.

The Company received a $200.0 million upfront payment and is eligible to receive over $1.3 billion in development milestones if all products are registered in the licensed fields and entitled to potentially receive up to $3.0 billion in commercial milestones based on “net sale” of vaccines in the various fields. In addition, the Company is eligible to receive a 40% net profit share for COVID-19 vaccine products and up to low double-digit royalties for vaccines against flu, pandemic preparedness and three other respiratory pathogens. During the third quarter of 2024, upon the first commercial sale of KOSTAIVE following regulatory approval in Japan, the Company achieved a $25.0 million development milestone related to the CSL Collaboration Agreement which was included in accounts receivable as of September 30, 2024.

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

As of September 30, 2024, the transaction price consisted of upfront consideration received and milestones achieved. Additional variable consideration was not included in the transaction price at September 30, 2024 because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The vaccine license was recognized at the point in time it was transferred in 2022. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized in the third quarter of 2024 relates to the license delivered, milestones achieved and services performed through September 30, 2024.

Total deferred revenue as of September 30, 2024 and December 31, 2023 for the CSL Collaboration Agreement was $40.3 million and $87.1 million, respectively.

During 2023, the Company also received an advance payment of $23.6 million for the manufacturing and supply of ARCT-154 drug product. The advance payment was for specified manufacturing runs of ARCT-154 which include the drug substance utilized, as well as the reservation fees and related manufacturing requirements. The Company concluded that the promise to manufacture and supply ARCT-154 drug product is a customer option as part of the CSL Collaboration Agreement and is accounted for as a separate contract. The Company recognized $18.0 million in revenue related to this customer option during the second quarter of 2024. No amount related to this customer option remained in deferred revenue as of September 30, 2024.

During 2023, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the Company agreed to sponsor and conduct a Phase 1 clinical study in the influenza field. As part of the amendment, the Company received $17.5 million from CSL Seqirus. The amendment also provides for up to $1.5 million in additional payments which are achievable upon meeting certain clinical milestones relating to the Phase 1 clinical study in the influenza field. The Company previously concluded that the expansion of research and development support services under the CSL Collaboration Agreement represented an option that was not a material right. Therefore the Company concluded the promise to sponsor and conduct the Phase 1 clinical study is a separate contract and the sole performance obligation under the new arrangement. During the quarter ended September 30, 2024, the Company recognized $4.0 million related to the performance obligation and the remaining amount of $5.9 million is included in deferred revenue.

During the fourth quarter of 2023, the Company received an advance payment of $5.3 million from CSL Seqirus for manufacturing activities related to COVID-19 vaccine product. During the first quarter of 2024, the Company received an additional advance payment of $5.1 million from CSL Seqirus for manufacturing activities related to COVID-19 vaccine product. The Company concluded that the promise to perform manufacturing activities is a customer option as part of the CSL Collaboration Agreement and is accounted for as a separate contract. The Company recognized $5.3 million in revenue related to this customer option during the third quarter of 2024 upon the transfer of vaccine product to CSL Seqirus. The remaining $5.1 million is included in deferred revenue as of September 30, 2024 and will be recognized as revenue when the remaining vaccine product is transferred to CSL Seqirus.

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

As of September 30, 2024, the remaining available funding net of revenue earned was $41.6 million.

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

The carrying value of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their relatively short maturities.

As of September 30, 2024 and December 31, 2023, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Research equipment	$16,864	$16,046
Computers and software	1,131	1,275
Office equipment and furniture	703	958
Leasehold improvements	2,644	2,655
Construction in progress	—	233
Total	21,342	21,167
Less accumulated depreciation and amortization	(10,992)	(8,740)
Property and equipment, net	$10,350	$12,427

Depreciation and amortization expenses were $0.9 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2023, respectively. Construction in progress is primarily comprised of research equipment not yet placed in service.

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued compensation	$10,846	$5,918
Cystic Fibrosis Foundation liability	7,109	7,633
Income tax payable	—	641
Current portion of operating lease liability	3,435	4,309
Clinical trial accruals	2,039	2,333
Vinbiocare contractual liabilities	2,036	2,514
Other accrued research and development expenses	6,931	8,533
Total	$32,396	$31,881

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

The term of the agreement was originally two years, with an option for one-year renewals subject to Wells Fargo approval and Arcturus Therapeutics furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Loan amount for each such renewal. There is no penalty for terminating the facility prior to the maturity date of the Note. As collateral, the Company has agreed to pledge $55.0 million in cash to be held in the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement. In June 2024, Arcturus Therapeutics and Wells Fargo entered into an amendment to the Note, whereby the term of the Note was extended by one year to April 2026. No borrowings were outstanding as of September 30, 2024.

Note 6. Stockholders’ Equity

Net Loss per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2024 as they were anti-dilutive totaled 0.7 million and 1.1 million, respectively, and 1.2 million and 0.8 million for the three and nine months ended September 30, 2023, respectively.

Sales Agreement

On December 23, 2022, the Company entered into a Controlled Equity Offering℠ Sales Agreement, which was amended on August 7, 2023 (as amended, the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”),Wells Fargo Securities, LLC (“Wells Fargo Securities”), and William Blair & Company, L.L.C. (“William Blair”) relating to shares of the Company's common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $200,000,000 from time to time through Cantor, Wells Fargo Securities, or William Blair, each acting as the Company's sales agent. During the period ended September 30, 2024 the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement.

Note 7. Share-Based Compensation Expense

In June 2024 at the Company’s 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increased the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 2,000,000 shares, for a total of up to 10,750,000 shares available for issuance. As of September 30, 2024, a total of 2,203,234 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders is not required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. As of September 30, 2024, a total of 124,697 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Stock Options

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$4,395	$3,863	$13,575	$11,112
General and administrative	5,098	5,406	15,430	14,722
Total	$9,493	$9,269	$29,005	$25,834

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

For the three months ended September 30, 2024, the Company recorded $0.2 million of income tax benefit and for the nine months ended September 30, 2024, the Company recorded no income tax benefit. For the three and nine months ended September 30, 2023, the Company recorded $0.9 million and $1.6 million of income tax expense, respectively.

Note 9. Commitments and Contingencies

Cystic Fibrosis Foundation Agreement

On September 25, 2023, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018 and August 1, 2019, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, CFF increased the amount it will award to advance LUNAR-CF to $24.6 million from approximately $15.6 million and the Company agreed to incur at least $15.0 million toward activities under the research plan. Total expense of $0.3 million was recognized during the three months ended September 30, 2024. Total contra expense of $0.5 million was recognized during the nine months ended September 30, 2024. For both the three and nine months ended September 30, 2023, the Company recognized contra expense of $1.8 million. As of September 30, 2024 and December 31, 2023, $7.1 million and $7.6 million, respectively, remained in accrued liabilities.

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

In February 2020, the Company entered into a second non-cancellable operating lease agreement for office space near its current headquarters. The lease extended for 13 months from the commencement date and included a right to extend the lease for one twelve-month period. In February 2021, the Company opted to extend the lease through March 2025 to coincide with the lease term of the Company’s headquarters. In January 2024, the Company vacated this office space with no intention of operating out of the location in the future. The Company was still engaged in the lease for the property and obligated to make the remaining lease payments through March 31, 2025, and therefore recorded an impairment loss in the amount of $1.3 million during the three months ended March 31, 2024, as there was no future economic benefit from the lease. In July 2024, the Company terminated the existing lease agreement, in accordance with its terms, thereby ending their contractual obligation to pay for the premises. As a result, no lease liability remains as of September 30, 2024.

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

As of September 30, 2024, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2024 (remainder of year)	$1,213
2025	4,811
2026	5,274
2027	4,132
2028	3,822
Thereafter	15,750
Total remaining lease payments	35,002
Less: imputed interest	(5,580)
Total operating lease liabilities	$29,422
Weighted-average remaining lease term	7.4
Weighted-average discount rate	4.7%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $1.3 million and $4.1 million for the three and nine months ended September 30, 2024, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 30, 2023, respectively.

Note 10. Related Party Transactions

See “Note 1, Joint Ventures, Equity Method Investments and Variable Interest Entities” for specific details surrounding the Company’s agreement with Axcelead to form the joint venture entity, ARCALIS, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three- and nine-month periods ended September 30, 2024. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 14, 2024. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2023 Annual Report.

This report includes forward-looking statements which, although based on assumptions that we consider reasonable, are subject to risks and uncertainties which could cause actual events or conditions to differ materially from those currently anticipated and expressed or implied by such forward-looking statements. This report also includes certain statements based solely on information, reports and studies provided by or conducted by Seqirus, Inc. and Meiji Holdings Co., Ltd or their respective affiliates.

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

Overview

We are a commercial messenger RNA medicines company focused on the development of infectious disease vaccines and opportunities within liver and respiratory rare diseases. In addition to our messenger RNA (“mRNA”) platform, our proprietary lipid nanoparticle (“LNP”) delivery system, LUNAR®, may enable multiple nucleic acid medicines. Our proprietary self-amplifying mRNA technology (STARR® technology) has been demonstrated to be longer lasting and broader response at lower dose levels than conventional mRNA. In 2023, our COVID-19 vaccine, ARCT-154 (also referred to as KOSTAIVE®), received marketing authorization approval in Japan, and in September 2024 KOSTAIVE became the world’s first approved and commercially available self-amplifying RNA (sa-mRNA) vaccine.

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

In November 2023, KOSTAIVE®, a self-amplifying messenger RNA (sa-mRNA) vaccine, received marketing authorization approval from the Japanese Ministry of Health, Labour and Welfare for use as a primary immunization and booster in Japan for adults 18 years and older. The approval was based on positive clinical data from several ARCT-154 studies, including a 19,000-subject efficacy, safety, and immunogenicity study performed in Vietnam, as well as a Phase 3 booster study in Japan.

KOSTAIVE® is the brand name approved in Japan for ARCT-154, which is the version of the sa-mRNA COVID vaccine encoding the ancestral strain of SARS-CoV-2, and for updated variant-specific versions of this vaccine. We may use KOSTAIVE or the specific internally generated name, such as ARCT-154, ARCT-2302 and ARCT-2303, to identify the vaccine.

In September 2024, we announced that Japan’s Ministry of Health, Labor and Welfare (MHLW) granted approval and authorization for an updated version of KOSTAIVE, targeted to protect against the JN.1 lineage of Omicron subvariants for adults 18 years of age and older. CSL’s exclusive partner in Japan, Meiji Holdings Co., Ltd (“Meiji”) began distributing the updated vaccine in Japan in October 2024, marking the world’s first commercially available sa-mRNA COVID-19 vaccine for adults 18 and older. The approval was based on manufacturing data demonstrating the quality and consistency of the vaccine product, non-clinical immunogenicity data against JN.1 lineage of Omicron subvariants of KOSTAIVE (JN.1), and clinical evidence supporting the safety and immunogenicity of KOSTAIVE (bivalent, BA.4/5 and ancestral strain).

The European Medicines Agency (EMA) is currently reviewing a marketing authorization application for ARCT-154. The review procedure started on August 17, 2023.

Earlier this year, CSL Seqirus’ partner Meiji Seika Pharma announced that it submitted a partial change application for an amendment to the manufacturing and marketing approval of KOSTAIVE® to include manufacturing sites in Japan, including ARCALIS, Inc., Arcturus’ manufacturing joint venture in Japan. Meiji Seika Pharma will begin selling domestically produced KOSTAIVE® this season.

Clinical Studies of KOSTAIVE (COVID-19 vaccine)

In connection with our collaboration with CSL Seqirus, we continue to collect data from the various ongoing studies described below.

Pivotal Phase 3 Non-Inferiority Study of KOSTAIVE (ARCT-154) in Japan

Meiji sponsored a randomized, multicenter, Phase 3, observer-blind, active-controlled comparative study to evaluate the safety and immunogenicity of a booster dose of ARCT-154 and to evaluate the non-inferiority of ARCT-154 over COMIRNATY® (Monovalent, Original strain). The study targeted 780 adult participants, with half in the ARCT-154 group and half in a comparator group, and completed enrollment with 828 participants in February 2023. The study met all primary and secondary immunogenicity endpoints, including a secondary pre-defined superiority assessment over COMIRNATY® (Omicron BA.4/5 strain). Overall, the safety and immunogenicity results of the study support the favorable benefit/risk profile of the ARCT-154 vaccine when administered as a booster dose in adult individuals who previously received other mRNA COVID-19 vaccines.

On February 1, 2024, the journal Lancet Infectious Diseases published the article ‘Persistence of immune responses of a self-amplifying RNA COVID-19 vaccine (ARCT154) versus BNT162b2’ (https://www.thelancet.com/journals/laninf/article/PIIS1473-3099(24)00060-4/fulltext), with six-month follow-up results from this study. These additional data demonstrate the extended persistence of neutralizing antibodies after administration with ARCT-154 compared with conventional mRNA vaccine in the clinical setting, indicating longer-lasting immunity and implying a longer duration of protection by ARCT-154.

On September 30, 2024, we announced results from this study demonstrating that ARCT-154 maintained superior immunogenicity compared to the conventional mRNA vaccine (COMIRNATY) for up to 12 months against Wuhan-Hu-1, Omicron BA.4-5 and certain other COVID-19 variants, and at one-sixth the dose of the comparator (5µg vs 30µg, respectively).

In October 2024, Lancet Infectious Diseases published the follow-up article ‘12-month persistence of immune responses to self-amplifying mRNA COVID-19 vaccines: ARCT-154 versus BNT162b2 vaccine’ (https://www.thelancet.com/journals/laninf/article/PIIS1473-3099(24)00615-7/fulltext), which confirmed a better neutralizing immune response against a panel of SARS-CoV-2 strains in pre-immunized Japanese adults boosted with ARCT-154 compared with the conventional mRNA vaccine, BNT162b2, which persisted up to 12 months post-vaccination, including in those age 50 years and older.

Phase 3 Study of Bivalent Version of COVID-19 KOSTAIVE in Japan

On September 29, 2023, Meiji initiated an additional Phase 3 clinical study with ARCT-2301, a bivalent version of KOSTAIVE (ancestral strain and Omicron BA.4/5) to further support immunogenicity and safety data for our self-amplifying mRNA platform, which may facilitate the timely release of future seasonal updates of our COVID-19 vaccine against evolving variants of concern. On March 19, 2024, Meiji announced that the bivalent vaccine met the primary study endpoint (non-inferiority). The study enrolled 930 healthy adults and individuals with comorbidities, who previously received three to five doses of mRNA COVID-19 vaccines, including the last booster at least three months prior to recruitment. The study compares the investigational vaccine (ARCT-2301) and COMIRNATY (ancestral strain and BA.4/5) to evaluate safety and immunogenicity between observer-blind groups. Both the geometric mean titer (GMT) ratio and seroresponse rate (SRR) difference of neutralizing antibodies against SARS-CoV-2 (Omicron BA.4/5 and Wuhan strains) met pre-specified non-inferiority and superiority criteria versus COMIRNATY. There were no causally-associated severe or serious adverse events with ARCT-2301.

In September 2024, we announced 6-month immunogenicity and safety results from this study. As with the monovalent vaccine, the bivalent sa-mRNA formulation demonstrates superior immunogenicity over the conventional bivalent mRNA vaccine

COMIRNATY, a higher immune response persisting up to six months after a booster dose, and improved breadth, supporting the robustness of the sa-mRNA vaccine platform for future vaccine strain updates. The study results were presented at OPTIONS XII for the Control of Influenza conference in Brisbane, Australia, in September 2024.

Phase 3 Study in Southern Hemisphere of KOSTAIVE (Monovalent XBB1.5)

In March 2024, Arcturus and CSL Seqirus initiated a Phase 3 pivotal study with the ARCT-2303 candidate vaccine containing the XBB1.5 Omicron variant. The study aims to generate additional immunogenicity and safety data in multiple ethnicities to support regulatory filings in the US and globally. In addition, the study will assess the co-administration of the ARCT-2303 vaccine with the age-appropriate seasonal influenza vaccines. Overall, 1,499 young and older adults were recruited in the study in Australia, Costa Rica, Honduras and the Philippines.

The study results show that all four primary study objectives and key secondary study objectives were met. ARCT-2303 demonstrated superior immune response compared to ARCT-154 as measured by neutralizing antibodies against Omicron XBB.1.5 in terms of GMT ratio and SCR difference. Co-administration of ARCT-2303 and quadrivalent influenza vaccine (QIV; Flucelvax, CSL) in adults 18-64 years old showed noninferior immune response compared to standalone QIV. Co-administration of ARCT-2303 and QIV also showed noninferior immune response compared to standalone ARCT-2303. Co-administration of ARCT-2303 and adjuvanted QIV (Fluad, CSL) in adults 65 years of age and above showed similar results for co-administered and separately administered groups. The safety and reactogenicity of co-administered vaccines were comparable with standalone administration. No safety concerns were raised based on the study results.

Seasonal Flu Collaboration Program Updates

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

LUNAR-qsFLU has been designed to take advantage of our expertise in both LUNAR lipid delivery systems and our STARR self-amplifying mRNA technology. This platform has been shown to deliver effective protection against COVID-19 and has been optimized to elicit robust immunogenicity with acceptable reactogenicity at a lower dose than conventional mRNA vaccines with the objective of creating a highly effective influenza vaccine for use in general and high-risk populations. Working with CSL Seqirus, we generated a comprehensive non-clinical data package to support the initiation of the Phase 1 clinical trial with a novel influenza sa-mRNA vaccine candidate. A Phase 1 dose-finding safety and immunogenicity study was initiated in January 2024 in Australia.

Pandemic Influenza Program

Our LUNAR-pandFLU program continues to progress under the award from the Biomedical Advanced Research and Development Authority (“BARDA”) that we obtained in 2022. The program includes all non-clinical, manufacturing, and regulatory support to advance a vaccine to protect against disease caused by H5N1 highly pathogenic avian influenza. A pre-IND meeting was granted, and a Written Response Only (“WRO”) was received for integration into future development plans. Nonclinical safety studies have been completed that will enable the Phase 1 clinical trial.

The IND application was submitted on October 9, 2024. Enrollment for a Phase 1 clinical trial designed to evaluate the safety and immunogenicity of ARCT-2304 (LUNAR-pandFLU candidate vaccine) is expected to begin before the end of 2024.

Key Updates on Arcturus-Owned mRNA Therapeutic Development Candidates

The following chart represents our current pipeline of Arcturus-owned mRNA therapeutic candidates:

•
LUNAR-OTC/ARCT-810
o
A Phase 1b study in stable OTC-deficient adults was completed in the United States in September 2023. The trial assessed safety, tolerability and pharmacokinetics of a single dose of ARCT-810, and exploratory biomarkers of drug activity. The Phase 1b study was a single ascending dose, placebo-controlled study that enrolled 16 adults with mild OTC-deficiency. ARCT-810 was generally safe and well tolerated at doses ranging from 0.1-0.5mg/kg and no serious or severe adverse events were observed. Sporadic infusion-related reactions (IRRs) were managed with symptomatic treatment and appeared to be less frequent with slower infusion rates. In plasma, ARCT-810 mRNA could be detected up to 4 weeks, while ionizable lipid was no longer measurable after 48 hours, indicating rapid degradation of the lipid nanoparticle that was utilized to deliver ARCT-810 mRNA. Study results were presented at the Society for Inherited Metabolic Disorders meeting in Charlotte, North Carolina in April 2024 and at the annual symposium for the Society for the Study of Inborn Errors of Metabolism in Porto, Portugal in August 2024.
o
A Phase 2 double-blind study of ARCT-810 in OTC-deficient adolescents and adults in the European Union and United Kingdom completed dosing of eight subjects in August 2024 at the 0.3 mg/kg dose level. The participants in this group were randomized 3:1 to receive 6 doses of ARCT-810 or placebo administered every 14 days, and follow-up is ongoing.
o
We are expanding the Phase 2 clinical program of ARCT-810 to the U.S. with an open-label, multiple-dose study to evaluate pharmacodynamics and safety in adult and adolescent patients requiring clinical management for OTC-deficiency. The study is currently recruiting patients.
o
ARCT-810 was granted Orphan Drug Designation in June 2019, Fast Track Designation in May 2023, and Rare Pediatric Disease Designation in June 2023 by the FDA, and Orphan Medicinal Product Designation in August 2022 by the European Commission (EC). by the FDA.
•
LUNAR-CF/ARCT-032 – Our program for cystic fibrosis is being supported in part by the Cystic Fibrosis Foundation (“CFF”). In 2023 we initiated and successfully completed a safety and tolerability Phase 1 single ascending dose study of ARCT-032 (LUNAR-CF), our mRNA therapeutic candidate for cystic fibrosis (CF). Thirty-two healthy participants (eight subjects in each of four dose cohorts) received a single inhaled dose of ARCT-032. A subsequent protocol amendment to transition to a safety and tolerability Phase 1b clinical study of ARCT-032 in adults with CF received regulatory approval in August 2023 and completed dosing and follow-up visits for 7 CF participants in August 2024, with each CF participant having received two administrations of ARCT-032 separated by two days.
o
In the Phase 1/1b clinical study, ARCT-032 was generally safe and well tolerated in healthy volunteers and in the participants with CF. Of the seven total CF participants in the Phase 1b study, six were being treated with CFTR modulators while one subject had Class I mutations that do not benefit from modulator therapy. No serious or severe adverse events (SAEs) were observed, and the safety profile was similar between healthy volunteers and CF participants. Mild, transient events of elevated temperature or feeling hot accompanied by other nonspecific symptoms were observed at dose levels that are higher than those planned for the Phase 2 study. In the CF subjects, lung function measured over 8 days did not demonstrate a discernable pattern or safety concern after 2 doses of

ARCT-032. Preliminary findings from the study were presented at the European CF Society Conference in June 2024 in Glasgow, Scotland, and at the North American CF Conference in September 2024 in Boston, MA.
o
We submitted an IND application at the end of July 2024, and on August 29, 2024, the FDA issued a “Study May Proceed” notification for an ARCT-032 Phase 2 multiple ascending dose study designed to identify a safe and effective dose in Class I (null) and other CF participants who do not benefit from CFTR modulators. This study is supported by safety and tolerability data collected in healthy volunteers (N = 32) and the two-administration Phase 1b study.
o
In February 2024, the European Commission (EC), based on a positive opinion issued by the European Medicines Agency (EMA), granted Orphan Medicinal Product Designation for ARCT-032 to treat CF. ARCT-032 was granted Rare Pediatric Disease Designation in October 2023, and Orphan Drug Designation in November 2023 by the FDA.

Updates on Research and Platform Activities

We continue to invest and improve our LUNAR-lipid mediated delivery of mRNA with continuous improvements in our mRNA and sa-mRNA platforms in conjunction with improvements in our next generation proprietary lipids to improve targeting, efficacy and safety profiles for both our vaccine and therapeutic protein platforms. This investment has led to key innovations ensuring that our LUNAR formulated drug product candidates have optimal characteristics for therapeutic use, which we believe sets us apart from other nucleic acid therapeutics and lipid-mediated delivery platforms. As such, we consider ourselves a leader in the research and development of mRNA therapeutics for multiple indications.

We continue to conduct exploratory platform development activities, including the evaluation of genome editing, and new targeting approaches, where our LUNAR® and STARR® platforms could potentially be useful for identification and development of additional products for our portfolio.

Discovery Programs – Vaccine Programs (Lyme Disease and Gonorrhea)

Based on the clinical and regulatory validation of LUNAR and STARR technologies provided by the approval of KOSTAIVE, a self-amplifying messenger RNA (sa-mRNA) vaccine for COVID-19, we initiated new vaccine discovery programs earlier this year for Lyme disease and gonorrhea and continue to progress such programs. The discovery programs rely on the evidence of superior immunogenicity, durability, and breadth of immune response compared to conventional mRNA vaccines, as observed in the COVID-19 program.

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

Updates on Supply and Manufacturing

We have built a global manufacturing footprint with our partners, including Aldevron, Catalent, Recipharm, Polymun and ARCALIS. With such collaborations we have established an Integrated Global Supply Chain Network with our primary and secondary sourcing contract development & manufacturing organizations (CDMOs) based in the United States, EU and Asia for producing critical raw materials, drug substance, and packaged finished product. As the market for COVID vaccines shifts from multi-dose vial to lower and single-dose vial presentation, we continue, with our collaborator CSL Seqirus, to evaluate and pursue different forms of drug product presentations, advance manufacturing process and capabilities and technology transfers, and prepare for stockpiling and commercialization of COVID vaccines.

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

Revenue

We enter into arrangements with pharmaceutical and biotechnology partners and government agencies that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise and exclusivity fees, royalties on future sales, consulting fees and payments for technology transfers. We expect that sales of KOSTAIVE® by Meiji Holdings Co., Ltd, CSL’s partner in Japan will commence in the fourth quarter of 2024 in Japan. However, revenues for us will be subject to a profit sharing mechanism whereby development costs are deducted from sales revenues prior to any distribution to the Company. The following table summarizes our total revenues for the periods indicated:

	Three Months Ended September 30,		2023 to 2024
(in thousands)	2024	2023	$ change	% change
Revenue	$41,673	$45,140	$(3,467)	-7.7%

Revenue decreased by $3.5 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decline was mostly attributable to a lower milestone achievement from the CSL agreement during the third quarter of 2024. This decrease was offset by revenue recognized from a supply agreement related to the commercial production of KOSTAIVE® and an increase in revenue from the BARDA agreement during the three months ended September 30, 2024.

	Nine Months Ended September 30,		2023 to 2024
(in thousands)	2024	2023	$ change	% change
Revenue	$129,544	$135,944	$(6,400)	-4.7%

Revenue decreased by $6.4 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was due to the timing and value of milestone achievements and the achievement of a conditional payment during the nine months ended 2023, offset by revenue from supply agreements during the current year. Additionally, there was a decrease in revenue recognized under other agreements during the nine months ended September 30, 2024 due to lower activity or completion of collaboration agreements. The total decrease in revenue was offset by an increase in revenue recognized from the BARDA Contract.

Operating expenses

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended September 30,		2023 to 2024		Nine Months Ended September 30,		2023 to 2024
(in thousands)	2024	2023	$ change	% change	2024	2023	$ change	% change
Operating expenses:
Research and development, net	$39,134	$51,077	$(11,943)	-23.4%	$151,376	$155,513	$(4,137)	-2.7%
General and administrative	13,276	13,377	(101)	-0.8%	40,443	40,364	79	0.2%
Total	$52,410	$64,454	$(12,044)	-18.7%	$191,819	$195,877	$(4,058)	-2.1%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended September 30,		2023 to 2024		Nine Months Ended September 30,		2023 to 2024
(in thousands)	2024	2023	$ change	% change	2024	2023	$ change	% change
External pipeline development expenses:
LUNAR-COVID, net	$12,035	$24,892	$(12,857)	-51.7%	$55,092	$71,501	$(16,409)	-22.9%
LUNAR-OTC, net	890	2,001	(1,111)	-55.5%	7,200	7,520	(320)	-4.3%
BARDA	1,347	930	417	44.8%	6,949	1,576	5,373	*
Early-stage programs	7,602	2,326	5,276	*	26,543	10,018	16,525	*
Discovery technologies	2,071	4,662	(2,591)	-55.6%	4,453	16,266	(11,813)	-72.6%
External platform development expenses:
Personnel related expenses	13,718	13,478	240	1.8%	43,234	40,206	3,028	7.5%
Facilities and equipment expenses	1,471	2,788	(1,317)	-47.2%	7,905	8,426	(521)	-6.2%
Total research and development expenses, net	$39,134	$51,077	$(11,943)	-23.4%	$151,376	$155,513	$(4,137)	-2.7%

* Greater than 100%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities. Research and development expenses were $39.1 million for the three months ended September 30, 2024, compared with $51.1 million for the three months ended September 30, 2023. The decrease was due to high manufacturing expenses in 2023 for Meiji supply batches and other clinical trial batches which were not incurred in 2024. The decrease was also due to lower facilities and equipment expenses in 2024. This was offset by an increase in clinical trial related expenses. Research and development expenses for the nine months ended September 30, 2024 were $151.4 million compared with $155.5 million for the nine months ended September 30, 2023. The decrease was due to lower manufacturing expenses in 2023 for Meiji supply batches and other clinical trial batches which were not incurred in 2024. Additionally, there was a decrease in consulting expenses as well as facilities and equipment expenses in 2024. This was offset by increased clinical related expenses for the COVID program and increased personnel related expenses in 2024. We expect that our research and development efforts and associated costs will continue to be substantial over the next several years as our pipeline progresses.

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

Facilities and equipment expenses primarily consist of rent expenses, common area maintenance charges, shipping costs, various costs of our offices and laboratories and depreciation expenses. Facilities and equipment expenses are not expected to increase during the next twelve months.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related benefits for our executive, administrative, legal and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses were $13.3 million for the three months ended September 30, 2024 compared with $13.4 million for the three months ended September 30, 2023. The decrease in general and administrative expenses was attributable to decreased personnel expenses, partially offset by increased legal and other professional expenses, facilities expenses and other various general and administrative expenses. General and administrative expenses for the nine months ended September 30, 2024 remained consistent compared to the nine months ended September 30, 2023. The Company expects that general and administrative expenses will remain relatively consistent over the next fiscal year with the current pipeline.

Finance income (expense), net

	Three Months Ended September 30,		2023 to 2024		Nine Months Ended September 30,		2023 to 2024
(in thousands)	2024	2023	$ change	% change	2024	2023	$ change	% change
Interest income	$3,818	$4,001	(183)	-4.6%	$11,981	$10,473	$1,508	14.4%
Interest expense	—	(20)	20	-100.0%	—	(763)	763	-100.0%
Total	$3,818	$3,981	$(163)	-4.1%	$11,981	$9,710	$2,271	23.4%

Interest income is generated on cash and cash equivalents. The decrease in interest income for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily the result of decreased interest earned on investment accounts. The increase in interest income for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily the result of increased interest earned on investment accounts caused by higher interest rates. Interest expense during the nine months ended September 30, 2023 was incurred in connection with the Western Alliance Agreement and the Singapore Loan, both of which have since been terminated.

Other income and expense

	Three Months Ended September 30,		2023 to 2024		Nine Months Ended September 30,		2023 to 2024
(in thousands)	2024	2023	$ change	% change	2024	2023	$ change	% change
(Loss) gain from foreign currency	$(201)	$4	$(205)	*	$(642)	$(175)	$(467)	*
Gain on debt extinguishment	—	—	—	—	—	33,953	(33,953)	*
Total	$(201)	$4	$(205)	*	$(642)	$33,778	$(34,420)	*

* Greater than 100%

Other income and expense items primarily relate to gains and losses from foreign currency transactions. Additionally, we recorded a gain on debt extinguishment related to the Singapore Loan of $34.0 million during the first quarter of 2023 as a result of the Singapore Loan being forgiven.

Off-balance sheet arrangements

Through September 30, 2024, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended September 30, 2024, the Company has funded its operations principally with the proceeds from the sale of capital stock, long-term debt and revenues earned through collaboration agreements and government contracts. Through the third quarter of 2024, we have achieved a total of approximately $462.1 million in upfront payments and milestones from CSL Seqirus, including a milestone of $25.0 million achieved in the current quarter with payment anticipated in the fourth quarter of 2024. At September 30, 2024, we had $294.1 million in cash and cash equivalents and restricted cash.

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

Wells Fargo Credit Agreement

On April 21, 2023, our wholly-owned subsidiary, Arcturus Therapeutics, Inc. entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) whereby Wells Fargo agreed to make a $50.0 million revolving credit line available to the Company (the “Wells Fargo Loan”) and each Wells Fargo Loan evidenced by a revolving line of credit note (the “Note”).

Borrowings under the agreement will bear interest at a rate of 1.00% above either the Daily Simple SOFR or Term SOFR (as such terms are defined in the Wells Fargo Note), with “SOFR” being the rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. If an Event of Default (as defined in the credit agreement) occurs, then all Wells Fargo Loans shall bear interest at a rate equal to 2.00% above the interest rate applicable immediately prior to the occurrence of the Event of Default. As of September 30, 2024, no borrowings were made against the Wells Fargo Note.

The term of the agreement was originally two years, with an option for one-year renewals subject to Wells Fargo approval and the Company furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Wells Fargo Loan amount for each such renewal. In June 2024, Arcturus Therapeutics and Wells Fargo entered into an amendment to the Note, whereby the term of the Note was extended by one year to April 2026. There is no penalty for terminating the agreement. There is no penalty for terminating the facility prior to the maturity date of the Wells Fargo Note. As collateral, we agreed to pledge $55.0 million in cash to be held in our securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement.

Grant from the Biomedical Advanced Research and Development Authority

On August 31, 2022, we entered into a cost reimbursement contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Office of the Assistant Secretary for Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS) to support the development of a low-dose pandemic influenza candidate based on our proprietary self-amplifying messenger RNA-based vaccine platform. The BARDA Contract is to support our non-clinical and pre-clinical development, early-stage clinical development through Phase 1, and associated drug product manufacturing, regulatory and quality-assurance activities over a period of three years. It provides for reimbursement by BARDA of our permitted costs up to $63.2 million. As of September 30, 2024, the remaining available funding net of revenue earned was $41.6 million.

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

The Vinbiocare Support Agreement requires us to pay Vinbiocare certain limited payments, including upon the occurrence of specified events through the first quarter of 2025. Vinbiocare is also eligible to receive a single digit percentage of amounts received by Arcturus on net sales, if any, of ARCT-154 (or next-generation COVID vaccine) up to a capped amount.

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

•
the development and commercialization of our LUNAR-COV19 and LUNAR-FLU vaccine candidates;
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, our principal financial officer and our principal accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financing Reporting Existing as of September 30, 2024

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 continued to exist as of September 30, 2024. Specifically, management concluded that the following material weaknesses exist as of September 30, 2024:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

10.35**

First Amendment to Credit Agreement and First Amendment to Revolving Line of Credit, dated June 26, 2024, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.35 to Quarterly Report on Form 10-Q filed on August 5, 2024 (File No. 001-38942).

10.36*	Fifth Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated July 12, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: November 7, 2024	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer Principal Financial and Accounting Officer