Form 10-K
period 2024-12-31
Arcturus Therapeutics Holdings Inc.
filed 2025-03-06
CIK 1768224

reportp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on The Nasdaq Stock Market on June 30, 2024 was $602.7 million.

As of March 4, 2025, the registrant had 27,119,823 shares of voting common stock outstanding.

Certain portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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
•
our plans to conduct and advance any of our research and discovery programs;
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
•
the likelihood of optimizing KOSTAIVE’s product presentation and formulation;

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

Market Data, Forecasts, and Other Information

Unless otherwise indicated, information in this Annual Report on Form 10-K concerning economic conditions, our industry, and our markets, including our general expectations and competitive position, market opportunity and market size, is based on a variety of sources, including information from independent industry analysts and publications, as well as our own estimates and research. In addition, certain information included references to third-party publications regarding our business, results of operations, products, and product candidates.

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

PART I

Item 1. Business

Overview

We are a messenger RNA medicines company focused on the development of infectious disease vaccines and opportunities within liver and respiratory rare diseases. We developed the world’s first approved self-amplifying messenger RNA (sa-mRNA) vaccine, KOSTAIVE® (“KOSTAIVE”). KOSTAIVE achieved approval in Japan in 2023 as a vaccine against COVID-19. Sales of KOSTAIVE began in Japan in October 2024, marking our transition to a commercial stage company.

We have several key platform technologies that we leverage to develop and advance a pipeline of mRNA-based vaccines and therapeutics for infectious diseases and for rare genetic disorders with significant unmet medical needs. Current mRNA medicines have two critical components: the messenger RNA (“mRNA”) constructs and the lipid nanoparticles (“LNP”) which help deliver the mRNA to disease-relevant target tissues. We believe we are among the world leaders in both areas. We have extensive expertise in the design and optimization of mRNA constructs, including with respect to a type of mRNA technology known as self-amplifying mRNA (sa-mRNA). Our proprietary self-amplifying mRNA technology platform, or STARR®(“STARR”), has been demonstrated to induce a longer-lasting and broader humoral immune response at lower dose levels than conventional mRNA-based vaccines. Our proprietary LNP delivery system, LUNAR® (“LUNAR”), is intended to address the major hurdle in RNA drug development, namely the effective and safe delivery of RNA therapeutics to disease-relevant target tissues. LUNAR may enable multiple nucleic acid medicines. The approval of KOSTAIVE in Japan was a significant milestone which validates our LUNAR and STARR platforms, as well as sa-mRNA more generally as a meaningful modality. Finally, we have significant expertise and valuable know-how in the development and scalability of complex and robust manufacturing processes required to deliver the next generation of nucleic acid medicines.

Our internal pipeline includes RNA therapeutic candidates to potentially treat ornithine transcarbamylase (OTC) deficiency and cystic fibrosis (CF), both rare diseases. In our vaccine program, we have partnered with Seqirus, Inc. (“CSL Seqirus”), a part of CSL Limited and one of the world’s leading influenza vaccine providers, on the development and commercialization of mRNA vaccines for COVID-19, influenza and certain other infectious diseases.

We made significant progress in 2024. Commercial sales of KOSTAIVE began in October 2024 in Japan by Meiji Seika Pharma (“Meiji”), CSL Seqirus’ exclusive partner in Japan, marking the first commercial sales of an Arcturus-developed product. In February 2025, we received approval of KOSTAIVE from the European Commission (EC), which provided further validation of our platform by another significant regulatory authority.

KOSTAIVE is the brand name approved in Japan and Europe for ARCT-154, which is the version of the sa-mRNA COVID vaccine encoding the ancestral strain of SARS-CoV-2, and also for updated variant-specific versions of this vaccine. We may use KOSTAIVE or the specific internally generated name, such as ARCT-154, ARCT-2301 and ARCT-2303, to identify a version of the vaccine.

We initiated dosing in a Phase 1 clinical trial of a novel seasonal influenza sa-mRNA vaccine candidate under our collaboration with CSL Seqirus in January 2024. In December 2024, we initiated dosing of an sa-mRNA vaccine candidate against pandemic avian influenza (bird flu) in a Phase 1 trial funded by the Biomedical Advanced Research and Development Authority (“BARDA”).

In our OTC program, we completed dosing of eight subjects in August 2024 in a Phase 2 double-blind multiple-dose study of ARCT-810. In the second quarter of 2024, we expanded the Phase 2 clinical program of ARCT-810 with an open-label, multiple-dose study which initiated dosing in December 2024. ARCT-810 has received Orphan Drug Designation from the FDA and Orphan Medicinal Product Designation from the European Medicines Agency (the “EMA”) for treatment of OTC deficiency, as well as Fast Track Designation and Rare Pediatric Disease Designation from the FDA.

In our CF program, we initiated dosing in December 2024 in a Phase 2 multiple ascending dose study of ARCT-032 designed to identify a safe and effective dose in people with Class I (null) CFTR mutations and other CF patients who do not benefit from CFTR modulators. In July 2024, we completed dosing and follow-up visits for seven participants in a safety and tolerability Phase 1b clinical study in New Zealand of ARCT-032 in adults with CF. ARCT-032 has received Orphan Drug Designation by the FDA and Orphan Medicinal Product Designation by the EMA for the treatment of CF, and Rare Pediatric Disease Designation from the FDA.

We also improved our platform technologies and advanced our early-stage research activities and manufacturing process development and operations. We conducted exploratory platform development activities, including the evaluation of genome editing, and new targeting approaches, where our LUNAR and STARR platforms could potentially be useful for identification and development of additional products for our portfolio. Also, with our sourcing partners, we manufactured cGMP (current good manufacturing practices) batches yielding significant quantities of clinical trial materials for global studies of our candidates, and with our collaborator, CSL Seqirus, we have established commercial production processes for the COVID-19 vaccine program.

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

Nucleic acid therapeutics represent a significant advancement in targeted medicines and several of these therapeutics are being developed by public and private companies. The general objectives of these therapies include:

•
to introduce a gene product (e.g., mRNA or DNA) that encodes for a functional protein to replace an absent or defective protein;
•
to restore a functional protein by genomic DNA editing of the corresponding gene resulting in the correction of the mRNA sequence;
•
to reduce the amount of a target protein in a patient by binding to and destroying the associated target mRNA (antisense DNA or small interfering RNA (“siRNA”)); and
•
to express proteins from viruses or unique proteins only found in cancer and not in non-cancerous cells resulting in the induction of protective immunity against specific viral pathogens or immune mediated elimination of cancer cells.

Brief Introduction to our LUNAR and STARR Technology Platforms

LUNAR

A key challenge for nucleic acid medicines is the safe and effective delivery of the nucleic acid molecule into cells. In addition to enabling uptake of the medicine into cells, the nucleic acids delivery vehicle seeks to protect the nucleic acid from degradation prior to cell entry and to release the nucleic acid payload inside the cell. Arcturus has developed a novel lipid-mediated delivery system called LUNAR. LUNAR is comprised of a mixture of biodegradable synthetic lipids and naturally occurring lipids. Lipids are molecules that contain hydrocarbons and make up the building blocks of the structure and function of living cells. Examples of lipids include fats, oils, waxes and phospholipids. LUNAR is designed to address technical challenges facing the delivery of nucleic acid medicines into cells. We continue to expand our library of proprietary synthetic lipids, termed ATX, with over 300 to date. Our preclinical studies have shown that formulations can be customized for the indication and target cell type of interest, and we have also demonstrated that our proprietary formulation process is scalable and reproducible. Our LUNAR platform is described in more detail below.

STARR

Our STARR technology is our proprietary self-amplifying mRNA (or sa-mRNA) technology platform. When combined with a delivery system, such as our lipid-mediated delivery system LUNAR, the STARR technology has the potential to generate a protective immune response or drive therapeutic protein expression to prevent against or treat a variety of diseases. Self-amplifying RNA-based prophylactic vaccines developed with STARR trigger rapid and prolonged antigen expression within host cells which may provide protective immunity against infectious pathogens. We have clinically shown that the combination of LUNAR and STARR technology can result in lower dose requirements with superior immune response and sustained protein expression compared to conventional RNA-based vaccines, which may enable production of greater volumes of vaccine doses more quickly.

Our Pipeline

Therapeutics

Vaccines

(i) Commercialized in Japan

Vaccine Programs

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

The COVID-19 pandemic has highlighted the efficacy, safety, and rapidity in which nucleic acid medicines can be used to vaccinate vulnerable populations, and our vaccine program has continued to progress. In 2020, we initiated the development of our first self-amplifying mRNA vaccine candidate to protect against COVID-19. In December 2022 we entered into a Collaboration and License Agreement (“CSL Collaboration Agreement”) with CSL Seqirus, a part of CSL Limited and one of the world’s leading influenza vaccine providers, for the global exclusive rights to research, develop, manufacture and commercialize self-amplifying mRNA vaccines against COVID-19, influenza and three other infectious diseases and global non-exclusive rights to pandemic pathogens. The CSL Collaboration Agreement combines CSL Seqirus’ established global vaccine commercial and manufacturing infrastructure with Arcturus’ manufacturing expertise and innovative STARR self-amplifying mRNA vaccine and LUNAR delivery platform technologies. For a more comprehensive discussion of the CSL Collaboration Agreement, please see Item 1 “Business” – “Revenue and Collaboration Arrangements and Other Material Agreements” – “CSL Seqirus.”

In November 2023, ARCT-154 became the world’s first approved self-amplifying RNA vaccine following Japan’s approval of ARCT-154 for primary immunization and as a booster dose against COVID-19. In September 2024, Japan’s Ministry of Health, Labor and Welfare (MHLW) granted approval and authorization for an updated version of KOSTAIVE, targeted to protect against the JN.1 lineage of Omicron subvariants for adults 18 years of age and older. CSL Seqirus’ exclusive partner in Japan, Meiji, began distributing the updated vaccine in Japan in October 2024, marking the world’s first commercially available sa-mRNA COVID-19 vaccine for adults 18 and older. The approval was based on manufacturing data demonstrating the quality and consistency of the vaccine product, non-clinical immunogenicity data against JN.1 lineage of Omicron subvariants of KOSTAIVE (JN.1), and clinical evidence supporting the safety and immunogenicity of KOSTAIVE (bivalent, BA.4/5 and ancestral strain).

In our influenza vaccine franchise, a Phase 1 clinical trial of our seasonal influenza candidate was initiated in January 2024 under our collaboration with CSL Seqirus, and a BARDA-funded Phase 1 clinical trial of our H5N1 pandemic flu candidate was initiated in December 2024.

KOSTAIVE® and COVID-19 Vaccine Program

Coronaviruses are a family of viruses that can lead to respiratory illness. Three viruses in this family have emerged in the past twenty years: Severe Acute Respiratory Syndrome (SARS-CoV), Middle East Respiratory Syndrome (MERS-CoV), and Severe Acute Respiratory Syndrome 2 (SARS-CoV-2), the virus responsible for the COVID-19 pandemic. Throughout the pandemic, there have been surges of infections as protective health measures have waxed and waned. Uncontrolled viral spread has led to billions of cases worldwide and the selection of viral variants that are more contagious, pathogenic, or both. Since late 2021, infections have been dominated by subvariants of the Omicron strain, which continue to displace previous circulating strains by evading immunity and spreading more efficiently, resulting in an increased risk of breakthrough infection among the vaccinated. Vaccines that induce robust and durable immunity against current and emerging variants of concern (“VOCs”) can help to reduce the infection and disease burden for both the public and the health care systems globally.

Our COVID-19 vaccine candidate, KOSTAIVE, is based on our STARR (self-amplifying mRNA) technology platform and our LUNAR platform. It was designed to promote immune responses to the spike protein of the SARS-CoV-2 virus, the critical part of the virus that allows infection to occur.

KOSTAIVE is the brand name approved in Japan and Europe for ARCT-154, which is the version of the sa-mRNA COVID-19 vaccine encoding the ancestral strain of SARS-CoV-2, and also for updated variant-specific versions of this vaccine. We may use KOSTAIVE or the specific internally generated name, such as ARCT-154, ARCT-2301 and ARCT-2303, to identify the vaccine.

The approval of KOSTAIVE in Japan in 2023, followed by the approval of an updated version of KOSTAIVE (JN.1 Omicron subvariant) and initiation of commercial sales in Japan in 2024, all as further described below, are significant milestones in the advancement of our vaccines franchise. The recent approval of KOSTAIVE (ARCT-154 version) by the EMA in January 2025 provides further validation of our platform by another significant regulatory authority, in addition to expanding the potential commercialization of KOSTAIVE.

During 2024, several important publications were released relating to our studies, which are summarized below.

•
In May 2024, Nature Communications published results from the 19,000 subject study performed in Vietnam, with results demonstrating that two 5µg doses of ARCT-154 were well-tolerated, immunogenic and provided significant protection against multiple strains of COVID-19. This publication relates to the study described below – “Pivotal Phase 1/2/3 Study in Vietnam”.
•
In November 2024, npj Vaccines, a Nature Portfolio journal, published the results of Phase 3c of the pivotal Phase 1/2/3 study in Vietnam, demonstrating higher immune response and protective efficacy of ARCT-154 compared to an approved adenovirus-vector COVID-19 vaccine (DOI: 10.1038/s41541-024-01017-5).
•
In October 2024, Lancet Infectious Diseases published the follow-up article ‘12-month persistence of immune responses to self-amplifying mRNA COVID-19 vaccines: ARCT-154 versus BNT162b2 vaccine’ (https://www.thelancet.com/journals/laninf/article/PIIS1473-3099(24)00615-7/fulltext), which confirmed a better neutralizing immune response against a panel of SARS-CoV-2 strains in pre-immunized Japanese adults boosted with ARCT-154 compared with the conventional mRNA vaccine, BNT162b2, which persisted up to 12 months post-vaccination, including in those age 50 years and older. This publication relates to the study described below – “Phase 3 Study of Bivalent Version of KOSTAIVE (COVID-19 Vaccine) Candidate in Japan”.

Approval of KOSTAIVE in Japan

KOSTAIVE (ARCT-154 version) received marketing authorization approval in November 2023 from the Japanese Ministry of Health, Labour and Welfare for use as a primary immunization and booster in Japan for adults 18 years and older. The approval was based on positive clinical data from several ARCT-154 studies, including a 19,000-participant efficacy, safety and immunogenicity study performed in Vietnam, as well as a Phase 3 booster study in Japan.

In September 2024, Japan’s Ministry of Health, Labor and Welfare (MHLW) granted approval and authorization for an updated version of KOSTAIVE, targeted to protect against the JN.1 lineage of Omicron subvariants for adults 18 years of age and older. CSL Seqirus’ exclusive partner in Japan, Meiji, began distributing the updated vaccine in Japan in October 2024, marking the world’s first commercially available sa-mRNA COVID-19 vaccine. The approval was based on manufacturing data demonstrating the quality and consistency of the vaccine product, non-clinical immunogenicity data against JN.1 lineage of Omicron subvariants of KOSTAIVE, and clinical evidence supporting the safety and immunogenicity of KOSTAIVE (bivalent, BA.4/5 and ancestral strain).

In January 2025, CSL Seqirus’ partner Meiji announced that it received approval for a partial amendment to the manufacturing and marketing approval of KOSTAIVE to include manufacturing sites in Japan. With this approval, Meiji and ARCALIS, Inc., Arcturus’ manufacturing joint venture in Japan, have been added as manufacturing sites. As a result, KOSTAIVE, with active pharmaceutical ingredients manufactured at such sites, may be shipped for commercial use in Japan.

Approval of KOSTAIVE (ARCT-154) in Europe

In February 2025, the European Commission granted marketing authorization for KOSTAIVE (ARCT-154) for individuals 18 years of age and older. The European Commission approval follows a positive opinion adopted by the Committee for Medicinal Products for Human Use (CHMP) of the EMA on December 12, 2024. The centralized marketing authorization of KOSTAIVE provided by the EC is valid in all 27 European Union (EU) member states and 3 additional European Economic Area (EEA) countries summarized here: Austria, Belgium, Bulgaria, Croatia, Republic of Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Liechtenstein, Lithuania, Luxembourg, Malta, The Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain and Sweden.

Clinical Studies of KOSTAIVE (COVID-19 vaccine)

In connection with the development of KOSTAIVE, we have conducted or are conducting the studies described below.

Pivotal Phase 1/2/3 Study in Vietnam

During 2021, we entered into a collaboration with Vinbiocare Biotechnology Joint Stock Company (“Vinbiocare”), a member company of the Vingroup Joint Stock Company (Vingroup) group of companies. As part of a collaboration with Vinbiocare, ARCT-154, our next-generation, self-amplifying mRNA-based vaccine for COVID-19, was advanced into a Phase 1/2/3 study in Vietnam, funded and sponsored by Vinbiocare (the “Vinbiocare Study”). The trial was randomized, observer-blinded, placebo and active-controlled, and intended to assess the safety, immunogenicity, and efficacy of ARCT-154. The Phase 3 arm of the Phase 1/2/3 study was initiated in September 2021. The study enrolled over 19,000 adult subjects in Vietnam, including individuals with medical conditions, putting them at higher risk of severe complications of COVID-19. The Phase 3b placebo-controlled efficacy portion of the study enrolled over 16,000 participants. The study demonstrated that a 2-dose vaccination series with ARCT-154 induced protection in the seronegative population against heterologous SARS-CoV-2 variants (mainly Delta) with vaccine efficacy of 56.6% (48.7–63.3) for COVID-19 of any severity and 95.3% (80.5–98.9) for severe COVID-19. The vaccine was immunogenic against ancestral SARS-CoV-2 strain and induced a cross-neutralizing immune response against new emergent variants. The vaccine was well tolerated, and safety analysis did not identify specific safety concerns. The study results were used as a basis for vaccine licensure in Japan and the European Union.

In August 2023, we submitted the primary manuscript with efficacy, immunogenicity and safety results of the pivotal Phase 1/2/3 clinical study of ARCT-154 in Vietnam (https://www.nature.com/articles/s41467-024-47905-1). Later, we published the results of Phase 3c part of the study, comparing the immunogenicity and efficacy of ARCT-154 and licensed adenoviral vector vaccine ChAdOx-1S, demonstrating higher immunogenicity and relative vaccine efficacy (19.8% (95% CI: 4.0–33.0)) of ARCT-154 compared to ChAdOx-1S (https://pmc.ncbi.nlm.nih.gov/articles/PMC11585660/).

Pivotal Phase 3 Non-Inferiority Study of KOSTAIVE (ARCT-154) in Japan

Meiji sponsored a randomized, multicenter, Phase 3, observer-blind, active-controlled comparative study to evaluate the safety and immunogenicity of a booster dose of ARCT-154 and to evaluate the non-inferiority of ARCT-154 over COMIRNATY® (Monovalent, Original strain). The study completed enrollment in February 2023 with 828 participants, with half in the ARCT-154 group and half in a comparator group.

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

In October 2024, Lancet Infectious Diseases published the follow-up article ‘12-month persistence of immune responses to self-amplifying mRNA COVID-19 vaccines: ARCT-154 versus BNT162b2 vaccine’, which confirmed a better neutralizing immune response against a panel of SARS-CoV-2 strains in pre-immunized Japanese adults boosted with ARCT-154 compared with the conventional mRNA vaccine, BNT162b2, which persisted up to 12 months post-vaccination, including in those age 50 years and older.

Phase 3 Study of Bivalent Version of KOSTAIVE (COVID-19 Vaccine) Candidate in Japan

In September 2023, Meiji initiated a Phase 3 clinical study with ARCT-2301, a bivalent version of KOSTAIVE (ancestral strain and Omicron BA.4/5) to further support immunogenicity and safety data for our self-amplifying mRNA platform, which may facilitate the timely release of future seasonal updates of our COVID-19 vaccine against evolving variants of concern. The study enrolled 930 healthy adults and individuals with comorbidities, who previously received three to five doses of mRNA COVID-19 vaccines, including the last booster at least three months prior to recruitment, and compared the investigational vaccine (ARCT-2301) and COMIRNATY (ancestral strain and BA.4/5) to evaluate safety and immunogenicity between observer-blind groups. The bivalent vaccine met the primary study endpoint (non-inferiority).

Both the geometric mean titer (GMT) ratio and seroresponse rate (SRR) difference of neutralizing antibodies against SARS-CoV-2 (Omicron BA.4/5 and Wuhan strains) met pre-specified non-inferiority and superiority criteria versus COMIRNATY. There were no causally-associated severe or serious adverse events with ARCT-2301.

As with the monovalent vaccine, the bivalent sa-mRNA formulation demonstrated superior immunogenicity over the conventional bivalent mRNA vaccine COMIRNATY, a higher immune response persisting up to six months after a booster dose, and improved breadth, supporting the robustness of the sa-mRNA vaccine platform for future vaccine strain updates. The study results were presented at OPTIONS XII for the Control of Influenza conference in Brisbane, Australia, in September 2024.

Phase 3 Co-administration Study of KOSTAIVE (Monovalent XBB1.5) and Seasonal Influenza Vaccines

In March 2024, Arcturus and CSL Seqirus initiated a Phase 3 pivotal study with the ARCT-2303 candidate vaccine containing the XBB1.5 Omicron variant. The study aimed to generate additional immunogenicity and safety data in multiple ethnicities to support regulatory filings in the U.S. and globally. In addition, the study assessed the co-administration of the ARCT-2303 vaccine with the age-appropriate seasonal influenza vaccines. Overall, 1,499 adults, including older adults, were recruited in the study in Australia, Costa Rica, Honduras and the Philippines.

The study results showed that all four primary study objectives and key secondary study objectives were met. ARCT-2303 demonstrated a superior immune response compared to ARCT-154 as measured by neutralizing antibodies against Omicron XBB.1.5 in terms of GMT ratio and SRR difference. Co-administration of ARCT-2303 and quadrivalent influenza vaccine (QIV; Flucelvax, CSL) in adults 18-64 years old showed a noninferior immune response compared to standalone QIV. Co-administration of ARCT-2303 and QIV also showed a noninferior immune response compared to standalone ARCT-2303. Co-administration of ARCT-2303 and adjuvanted QIV (Fluad, CSL) in adults 65 years of age and above showed similar results for co-administered and separately administered groups. The safety and reactogenicity of co-administered vaccines were comparable with standalone administration. No safety concerns were raised based on the study results.

COVID-19 Vaccine Product Format

The product format of KOSTAIVE that began commercialization in Japan in October 2024 is a lyophilized product presentation. The stability and cold chain characteristics of KOSTAIVE in a lyophilized format compares favorably to frozen liquid format, and our ongoing development of proprietary manufacturing technology has led to significant increases in refrigerated and ambient temperature shelf-lives for both lyophilized and liquid drug products. In conjunction with our collaborator, CSL Seqirus, we are working to optimize KOSTAIVE’s formulation to better meet the needs of healthcare professionals and their patients.

Seasonal Flu Collaboration Program

LUNAR-FLU (Seasonal Influenza)

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

Our LUNAR-FLU (seasonal) program, now exclusively licensed to CSL Seqirus, has the objective of producing a safe and effective seasonal influenza vaccine candidate with significant advantages over the traditional egg-based inactivated quadrivalent vaccine. Inaccurate predictions of circulating influenza strains as well as mutations due to adaptation in egg-grown vaccines can substantially reduce efficacy on a year-to-year basis. We believe the ability of mRNA platforms to nimbly adapt to new viral strains should help improve efficacy. In addition, we do not expect mRNA vaccines to face the challenge from mutations common to egg-grown vaccines.

LUNAR-FLU has been designed to take advantage of our expertise in both LUNAR lipid delivery systems and our STARR self-amplifying mRNA technology. This platform has been shown to deliver effective protection against COVID-19 and has been optimized to elicit robust immunogenicity with acceptable reactogenicity at a lower dose than conventional mRNA vaccines with the objective of creating a highly effective influenza vaccine for use in general and high-risk populations. Working with CSL Seqirus, we generated a comprehensive non-clinical data package to support the initiation of the Phase 1 clinical trial with a novel influenza sa-mRNA vaccine candidate. A Phase 1 dose-finding safety and immunogenicity study was initiated in January 2024 in Australia and is ongoing.

Pandemic Avian Influenza Program (H5N1 Influenza)

Our LUNAR-H5N1 program, which is part of the CSL Collaboration Agreement, continues to progress under the award from BARDA that we obtained in 2022 to advance through Phase 1 a vaccine to protect against disease caused by H5N1 highly-pathogenic avian influenza. H5N1 influenza is a significant concern in animal health. To date, H5N1 flu has affected over 10,000 wild birds, nearly a thousand dairy cows, and over 130 million poultry. Elevated H5N1 infections in animals have led to increasing numbers of human infections including two confirmed severe cases in the United States and one death. Most of the confirmed human infections are due to exposure of U.S. dairy and poultry workers to infected dairy cows and poultry. We are working diligently with our partners, BARDA and CSL Seqirus, to clinically validate our low-dose STARR mRNA technology for H5N1 to assist towards pandemic preparedness.

The Phase 1 study of ARCT-2304, a self-amplifying mRNA (sa-mRNA) vaccine candidate, also known as LUNAR-H5N1, initiated dosing in December 2024. The randomized placebo-controlled Phase 1 trial (NCT06602531) is being conducted at multiple sites in the U.S. and designed to enroll approximately 200 healthy adults (120 participants 18-59 years old; 80 participants 60-80 years old). The primary objective of this initial clinical trial is to evaluate safety and immune responses of three different dose levels and two different vaccination schedules of ARCT-2304 vaccine. Immune responses are measured by hemagglutination inhibition (HAI), virus microneutralization (MN) and neuraminidase enzyme-linked lectin assays (ELLA). The clinical study is fully funded by Biomedical Advanced Research and Development Authority (BARDA). For a more comprehensive discussion of the funding award, please see Item 1 “Business” – “Revenue and Collaboration Arrangements and Other Material Agreements” – “BARDA.”

Preclinical Ferret Studies of ARCT-2304 (LUNAR-H5N1)

Several ferret challenge studies have been conducted to establish the efficacy of ARCT-2304, our clinical candidate for the LUNAR-pandFLU program. ARCT-2304 vaccinated ferrets were challenged with the same influenza strain, H5N1 A/Indonesia/5/2005, encoded by the vaccine and protected all ferrets from lethal challenge. Robust HAI and NI titers were observed after two doses of the vaccine and nasal titers in the days following challenge were lower than in either the unvaccinated ferrets (PBS) or ferrets vaccinated with an adjuvanted recombinant trimeric hemagglutinin (rHA). Further, fewer signs of lung damage were observed in ARCT-2304 ferrets compared to either unvaccinated or rHA vaccinated ferrets.

In a separate experiment, ARCT-2304 vaccinated ferrets were challenged with an antigenically drifted strain from a different clade of H5N1, A/Vietnam/1203/2004. ARCT-2304 vaccinated ferrets were compared to unvaccinated ferrets and to ferrets receiving an adjuvanted trimeric rHA vaccine encoding either the same strain as encoded by ARCT-2304 (A/Indonesia) or the challenge strain (A/Vietnam). ARCT-2304 vaccinated ferrets were protected from death from this antigenically drifted strain. While HAI and NI titers were lower against A/Vietnam than against A/Indonesia, ARCT-2304 vaccinated ferrets had the lowest nasal wash titers of any group and showed no signs of lung damage in contrast to unvaccinated ferrets and ferrets vaccinated with adjuvanted trimeric rHA protein.

Figure 1: A) Ferrets were vaccinated twice (day 0 & 28) with either ARCT-2304 (5µg) or an adjuvated (Addavax) recombinant trimeric HA protein (15µg) and challenged 3 weeks (day 49 post-vaccination) after the last vaccination with a lethal dose of the homologous H5N1 A/Indonesia/5/2005 strain. All vaccinated ferrets survived infection while all unvaccinated (PBS) ferrets succumbed to the infection by day 7 post-infection. ARCT-2304 ferrets had the highest HAI and NI titers among vaccinated groups both prior to and after challenge. In addition, nasal wash titers were lowest in the ARCT-2138 vaccinated ferrets. B) Ferrets were vaccinated twice (day 0 & 28) with either ARCT-2304 (5µg) or an adjuvated (Addavax) recombinant trimeric HA protein (15µg) encoding the same strain at ARCT-2304 (A/Indonesia) or the challenge strain (A/Vietnam) and challenged 4 weeks (day 56 post-vaccination) after the last vaccination with a lethal dose of H5N1 A/Vietnam/1203/2004 strain. While lower HAI and NI titers were observed against the heterologous A/Vietnam strain, all vaccines elicited protection from lethal infection. Similar to the heterologous challenge, however, the lowest nasal wash titers were observed in the ARCT-2304 vaccinated group.

Rare Disease Program

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

OTC deficiency is the most common of the urea cycle disorders, a group of inherited metabolic disorders that are associated with reduced ability to eliminate ammonia from the body. There are over 5,000 people with OTC deficiency in the United States and the prevalence is approximately one in 14,000 to one in 77,000 people worldwide. Ammonia is a toxic waste product produced from the breakdown of protein. OTC is a critical enzyme in the urea cycle, which takes place in liver cells and converts ammonia to harmless urea which is eliminated by the kidneys. In patients with OTC deficiency, ammonia accumulates in the blood and is toxic to the brain and liver. Symptoms of high ammonia levels include vomiting, headaches, coma and death. OTC deficiency can cause developmental problems, seizures and death in newborn babies. As an X-linked disorder, OTC deficiency tends to be more severe in males, though female carriers are often affected. Patients with less severe symptoms may present later in life, as adults. Currently no cure exists for OTC deficiency apart from liver transplant; however, this treatment comes with significant risks and complications such as organ rejection, and transplant recipients must take immunosuppressant drugs for the rest of their lives. Current standard of care for OTC deficiency is a low-protein diet, dietary supplements, and nitrogenscavengers to try to prevent accumulation of ammonia. Life-threatening episodes of high ammonia levels can still occur, requiring treatment with dialysis or hemofiltration. These treatments do not address the underlying cause of disease and there remains a high unmet need for an effective treatment.

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

LUNAR-OTC has received Orphan Drug Designation from the FDA and Orphan Medicinal Product Designation from the EMA for treatment of OTC deficiency. ARCT-810 was also granted Fast Track Designation in and Rare Pediatric Disease Designation (RPDD). Fast Track Designation is designated to facilitate development and expedite review of new therapeutics intended to treat serious or life-threatening conditions that demonstrate the potential to address important unmet medical needs. Rare Pediatric Disease Designation is designed to recognize rare pediatric diseases in which the serious or life-threatening manifestations primarily affect patients from birth to 18 years of age. Due to such designation, if ARCT-810 achieves approval for a pediatric indication in the original rare pediatric disease product application in the United States, Arcturus (or the sponsor of ARCT-810) is eligible to receive a voucher for priority review of a subsequent marketing application for a different product.

Preclinical data in OTC-deficient murine models have demonstrated that dosing of LUNAR-OTC results in robust OTC protein expression and activity, thereby improving ureagenesis, reducing plasma ammonia, and increasing survival.

A Phase 1 double-blind, placebo-controlled, dose-escalation study of ARCT-810 in healthy volunteers, completed in November 2020, and demonstrated favorable safety, tolerability and PK profiles.

A single ascending dose, placebo-controlled study Phase 1b study in 16 stable mild OTC-deficient adults was completed in the United States in September 2023. The trial assessed safety, tolerability and pharmacokinetics of a single dose of ARCT-810, and exploratory biomarkers of drug activity. ARCT-810 was generally safe and well tolerated at doses ranging from 0.1- 0.5mg/kg and no serious or severe adverse events were observed. Sporadic infusion-related reactions (IRRs) were managed with symptomatic treatment and appeared to be less frequent with slower infusion rates. In plasma, ARCT-810 mRNA could be detected up to four weeks, while ionizable lipid was no longer measurable after 48 hours, indicating rapid degradation of the lipid nanoparticle that was utilized to deliver ARCT-810 mRNA. Study results were presented at the Society for Inherited Metabolic Disorders meeting in Charlotte, North Carolina in April 2024 and at the annual symposium for the Society for the Study of Inborn Errors of Metabolism in Porto, Portugal in August 2024.

A Phase 2 double-blind study of ARCT-810 in stable OTC-deficient adolescents and adults in the European Union and the United Kingdom completed dosing of eight subjects in August 2024 at the 0.3 mg/kg dose level. The participants in this group were randomized 3:1 to receive six doses of ARCT-810 or placebo administered every 14 days. Patient follow-up is completed, and data management and analysis are ongoing.

In the second quarter of 2024, we expanded the Phase 2 clinical program of ARCT-810 to the U.S. with an open-label, multiple-dose study to evaluate pharmacodynamics and safety in adult and adolescent patients requiring clinical management for OTC-deficiency. The first OTC deficient participant receiving 0.5 mg/kg ARCT-810 initiated dosing in December 2024 in the United States. Each participant is expected to receive five intravenous infusions administered over two months.

Rare Disease Program - LUNAR-CF (Cystic Fibrosis)

The LUNAR-CF program addresses cystic fibrosis (CF) lung disease, a progressive disorder caused by mutations in the CF transmembrane conductance regulator (CFTR) gene. ARCT-032, our lead development candidate for the treatment of CF, uses our LUNAR platform to deliver a codon-optimized CFTR mRNA into airway epithelial cells. This allows airway cells to produce functional human CFTR protein using native translational machinery and protein trafficking pathways which could result in the treatment of the underlying defect that causes CF lung disease, regardless of the specific mutation. The Cystic Fibrosis Foundation (the “CFF”) has partnered with us to support development of this therapy. ARCT-032 represents the first LUNAR-based mRNA therapeutic delivered by the inhaled route, offering direct delivery to the affected airways to restore functional CFTR.

There are close to 40,000 children and adults living with CF in the United States (and an estimated 105,000 people have been diagnosed with CF across 94 countries), and CF can affect people of every racial and ethnic group. Approximately 800 people are newly diagnosed with CF each year in the United States. CF is caused by one of more than 2,000 known mutations in the CFTR gene. These mutations have been grouped into several different classes based on the mechanism by which they cause reduction in the production and/or function of the CFTR protein. When CFTR is absent or defective, the airway surfaces become dehydrated and coated with a layer of thick mucus that clogs the airways, causing difficulty breathing and often resulting in chronic infections, exaggerated inflammation, structural airway damage, and other serious complications in the lungs. CF is a multi-system disease that may also affect the pancreas, intestines, liver, sinuses, reproductive tract and sweat glands. The median predicted survival of CF patients born between 2018-2022 in the United States is approximately 56 years, and the cause of most of the mortality and morbidity is due to the lung disease.

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

In 2023, we initiated and successfully completed a safety and tolerability Phase 1 single ascending dose study of ARCT-032 (LUNAR-CF), our mRNA therapeutic candidate for CF. Thirty-two healthy participants (eight subjects in each of four dose cohorts) received a single inhaled dose of ARCT-032. A subsequent protocol amendment to transition to a safety and tolerability Phase 1b clinical study of ARCT-032 in adults with CF received regulatory approval in August 2023 and completed dosing and follow-up visits for seven CF participants in August 2024, with each CF participant having received two administrations of ARCT-032 separated by two days.

In the Phase 1/1b clinical study, ARCT-032 was generally safe and well tolerated in both the healthy volunteers and the participants with CF. Of the seven total CF participants in the Phase 1b study, six were being treated with CFTR modulators while one subject had Class I mutations that do not benefit from modulator therapy. No serious or severe adverse events (SAEs) were observed, and the safety profile was similar between healthy volunteers and CF participants. Mild, transient events of elevated temperature or feeling hot accompanied by other nonspecific symptoms were observed at dose levels that are higher than those planned for the Phase 2 study. In the CF subjects, lung function measured over eight days did not demonstrate a discernable pattern or safety concern after two doses of ARCT-032. Preliminary findings from the study were presented at the European CF Society Conference in June 2024 in Glasgow, Scotland, and at the North American CF Conference in September 2024 in Boston, MA.

In December 2024, we initiated dosing in our ARCT-032 Phase 2 multiple ascending dose study designed to identify a safe and effective dose in Class I (null) and other CF participants who do not benefit from CFTR modulators. This study is supported by safety and tolerability data collected in healthy volunteers (N = 32) and the two-administration Phase 1b study in CF adults. Each participant in the Phase 2 CF study (NCT06747858) is expected to receive daily treatments of ARCT-032 over a period of 28 days.

ARCT-032 has received Orphan Drug Designation by the FDA and Orphan Medicinal Product Designation by the EMA. The FDA also granted Rare Pediatric Disease Designation for ARCT-032. The Rare Pediatric Disease Designation is designed to recognize rare pediatric diseases in which the serious or life-threatening manifestations primarily affect patients from birth to 18 years of age. With this designation, if ARCT-032 achieves approval for a pediatric indication in the original rare pediatric disease product application in the United States, Arcturus (or the sponsor of ARCT-032) is eligible to receive a voucher for priority review of a subsequent marketing application for a different product.

An extensive portfolio of nonclinical studies supported the advancement of ARCT-032 to the clinic. Our comprehensive data set showcasing the potential for ARCT-032 as a disease-modifying treatment has been presented at the major CF conferences in North America and Europe. For example, we presented data at the North American Cystic Fibrosis Conference in November 2023 that demonstrated that a single dose of ARCT-032, administered in the airways of CF ferrets by microsprayer, effectively doubled the mucociliary transport rate in vivo.

Platform Technologies and R&D Programs

We have four key proprietary platform technologies:

•
lipid-mediated delivery (LUNAR®)
•
mRNA and protein design
•
self-amplifying mRNA (STARR®)
•
manufacturing and formulation for mRNA medicines

LUNAR (Lipid-Mediated Delivery) Platform

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

We continue to invest in and improve our LUNAR lipid-mediated delivery of mRNA with continuous improvements in our mRNA and sa-mRNA platforms in conjunction with improvements in our next generation proprietary lipids to improve targeting, efficacy and safety profiles for both our vaccine and therapeutic protein platforms. This investment has led to key innovations ensuring that our LUNAR formulated drug product candidates have optimal characteristics for therapeutic use, which we believe sets us apart from other nucleic acid therapeutics and lipid-mediated delivery platforms. As such, we consider ourselves a leader in the research and development of mRNA therapeutics for multiple indications.

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

LUNAR is a multi-component, lipid-mediated drug delivery system that utilizes our proprietary lipids, called ATX lipids. Each of our ATX lipids contain an ionizable head group and a biodegradable lipid backbone. The head group is a key chemical component of the ATX lipid, making it pH-sensitive and providing it distinct advantages as a component of our LUNAR lipid formulation. At acidic pH, ATX lipids are positively charged, facilitating interaction with the negatively charged nucleic acid, thereby enabling LUNAR particle formation. At physiological pH (e.g., pH 7.4), the ATX lipids within the LUNAR formulations are neutrally charged, reducing the toxicity often seen with permanently positively charged lipid-mediated delivery technology. Upon uptake into a cell by endocytosis (a process that forms a cellular structure called an endosome around the LUNAR formulated nucleic acid therapeutic), the head group again becomes positively charged, disrupting the endosome and the LUNAR particle, resulting in release of the nucleic acid therapeutic into the cell where is it translated to produce a therapeutic protein.

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

Biodegradable, highly optimized for each cell type

LUNAR-platform development

The development of our LUNAR platform is focused on continuous innovation and advancement in the following areas:

•
Design, manufacture and incorporate novel ATX lipids into formulations to enrich our library of proprietary ATX lipids for target cell/tissue specificity, improved tolerability and translatability to larger species;
•
Develop, optimize and innovate manufacturing processes for LUNAR formulations to ensure RNA encapsulation across compositions and scales;
•
Develop stabilization strategies (e.g. lyophilized presentation) for LUNAR formulations to mitigate the need for frozen storage and to extend shelf-life; and
•
Continually optimize and innovate LUNAR screening paradigm to enable rigorous selection of ATX lipids for various therapeutic programs and routes of administration.

Through the above efforts, our versatile LUNAR platform continues to drive internal and partner programs.

ATX Lipid Design and In Vivo Screening Process

As mentioned above, we have generated a growing library of more than 300 proprietary ATX lipids. ATX lipids are rationally designed to fit their respective applications and vary depending on the target cell type and route of administration. We perform extensive formulation screening for each nucleic acid therapeutic candidate to determine the optimal ATX lipid to be used and the appropriate excipient composition (LUNAR composition) for the nucleic acid therapeutic candidate, the desired route of administration, and target cell type.

The design of ATX lipids is an iterative process based on in vivo protein expression and tolerability results from previous ATX lipid candidates. New ATX lipids are chemically synthesized and used to package mRNAs expressing a secreted protein. The ATX lipid formulated RNAs must meet specific chemical and biophysical acceptance criteria before being tested for biological activity. RNA formulations meeting all acceptance criteria are first screened for protein expression in mice. Active candidates are then tested for tolerability and preliminary tissue clearance rates following administration. Active candidates are further verified by evaluating protein expression in non-human primates. Active ATX lipid candidates demonstrating high levels of protein expression and equivalent or improved tissue clearance rates are then assigned to a specific disease target for development of therapeutic applications. The following results are from an in vivo mRNA expression study which identified three new highly active LUNAR lipids with regard to protein expression in non-human primates compared to the positive control.

Expression of Human EPO in Mice 6 hours After IV Administration (Figure 2)

Mouse Liver Clearance of LUNAR Lipids 48 hours After IV Administration (Figure 3)

Expression of Human EPO in Non-Human Primates 6 Hours After IV Administration (Figure 4)

Figure 2: mice were injected intravenously with 4 different LUNAR lipid formulations containing mRNA expressing human erythropoietin (EPO). The LUNAR lipids that were screened were C9G, C9H, C9I and B2G at 0.1 mg/kg and 0.3 mg/kg RNA doses. LUNAR lipid B2G formulation is a positive control to which expressions from the other formulations are compared. Mice were bled 6 hours after injection and assayed for EPO, a secreted protein.

Figure 3: shows the clearance of the LUNAR lipids from the mouse liver 48 hours after administration of 0.1mg/kg and 0.3 mg/kg RNA doses. C9G, C9H and C9I yielded much higher expression levels of EPO than B2G, the positive control for both doses tested. It also shows that the residual amount of C9G and C9I were below the limit of detection and the residual amount of C9H was at least 10-fold less than the remaining amount of B2G at the 0.1 mg/kg RNA dose and at least two-fold less than the residual amount of B2G at the higher RNA dose.

Figure 4: C9G and C9I formulations were tested for EPO expression in non-human primates at a single dose and assayed for secreted hEPO in the blood six hours after IV administration. Both C9G and C9I yielded significantly higher expression levels than the positive control, B2G further confirming the superior performance of the new LUNAR formulations. Hence, this lipid screen identified three LUNAR lipids that yielded greater RNA expression in mice and two LUNAR lipids in NHPs and were rapidly cleared from the liver within 48 hours after administration. This demonstrated the ability to design and execute LUNAR formulations using our advanced generation lipids with many-fold higher protein expression and ready biodegradability.

Lung Targeting

Aerosol capabilities have been developed for the CF program using our proprietary lipid nanoparticle delivery platform, LUNAR. Characterization and optimization of the aerosolized LUNAR formulations in targeting airway epithelium have been achieved in rodent (mice, rat) and nonrodent models (ferret, NHP) as depicted in the image using a reporter mRNA encapsulated in LUNAR. We expect that the validation attained for the inhaled LUNAR platform in the CF program will serve as a translatable approach to support other respiratory approaches where targeting airway epithelium is needed.

LUNAR delivery to airways epithelium demonstrated in vivo across species (rodents, ferrets, NHPs)

Alternate Liver Targeting

As proof of concept for augmenting LUNAR liver-targeting capabilities, we have developed data on LUNAR formulations containing a propriety hepatocyte targeting agent. Traditional lipid nanoparticle-mediated delivery to hepatocytes occurs via uptake by the low-density lipoprotein receptor (LDLR). LUNAR’s advanced generation lipids have excellent liver targeting capabilities on their own. But diseases mediated by LDLR deficiency such as familiar hypercholesterolemia require alternate liver targeting and LUNAR delivery approaches. Therefore, we evaluated this targeting agent in an LDLR-deficient mouse model and found that only the LUNAR formulations with this targeting agent were able to deliver mRNA to the hepatocytes compared to LUNAR formulations that did not contain the targeting agent. Based on this promising data, we are expanding these platform development efforts.

LUNAR Safety and Tolerability (i.v. administration)

As part of the screening method for our proprietary lipids, we conduct an initial lipid tolerability screen in Balb/C and C57Bl/6 mice strains to ascertain the initial maximum tolerated dose in rodent species(s). LUNAR formulations encapsulating hEPO mRNA with different ATX lipids are intravenously administered to these mouse strains at three and five mg/kg doses and monitored for clinical signs. Blood was drawn at six and 48 hours after LUNAR administration and assayed for both liver functions and cytokine elevations. Liver function changes are determined by measuring for any increase in alanine aminotransferase (ALT) and aspartate aminotransferase (AST) enzymes in the blood. A significant increase in these enzymes (i.e., above five times the normal range) indicates a negative effect on liver function. The results show that many of the LUNAR formulations that were tested are tolerable up to three mg/kg in both strains of mice for LUNAR formulations containing DSPC. Moreover, there is an even greater improvement in tolerability of up to five mg/kg when the helper lipid is PCA57. Thus, with these innovations we believe that we have substantially improved both the potency and tolerability of our LUNAR platform.

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

Our STARR mRNA Technology

Our distinct and proprietary self-amplifying mRNA (sa-mRNA) platform (STARR) includes proprietary algorithms that inform the design and optimization of sa-mRNA to enhance expression of the applicable antigen while minimizing structures that might inhibit expression. The replicase, an RNA-dependent RNA polymerase, is encoded upstream of the antigen of interest and functions to increase the duration of antigen expression compared to conventional (conventional) mRNA. The enhanced expression leads to higher immunogenicity at lower doses than conventional mRNA vaccines in preclinical studies (Figure 6 below).

Figure 2: The luciferase expression from an optimized sa-mRNA, STARR Technology (Green), a non-optimized sa-mRNA (Blue) and the conventional RNA (Purple). The STARR Technology was shown to yield at least a 30-fold greater expression level than conventional RNA. The STARR Technology also demonstrated a longer duration of expression compared to the conventional RNA and also the non-optimized self-amplifying RNA.

Vaccine candidates with STARR technology have been demonstrated to induce a longer-lasting and broader humoral immune response at lower dose levels than conventional mRNA-based vaccines.

Our Proprietary Manufacturing Technology

We continue to innovate and improve our capabilities to manufacture nucleic acid medicines with high standards of quality, efficiency, and in compliance with Good Manufacturing Practices and its analogous regulations outside the U.S. Our technologies work to improve every aspect of the drug product manufacturing process from design to filling and packaging. Nucleic acid manufacturing relies on the confluence of complex technologies in the chemical and biological sciences that require extreme precision in their execution. Consequently, the nucleic acid medicines industry has faced many challenges across all steps of the manufacturing process, most notably the ability to scale processes to produce batches of adequate size while continuing to meet product specifications. Notable capabilities include:

•
mRNA Drug Substance Manufacturing – We have developed the ability to manufacture mRNA drug substance with high product yield and exceptional product purity. In addition, we have developed reliable and efficient testing methodologies for characterizing mRNA drug substance. We continue to innovate in this area to further improve the cost, yield, purity and stability of mRNA drug substance.
•
Drug Product Formulation – The formulation of mRNA drug substance with our LUNAR delivery platform is essential to achieving effective in vivo delivery and translation of the mRNA. We have developed advanced processes and know-how that enable us to manufacture lipid-encapsulated compounds at large volumes to help ensure that lipid-encapsulated compounds that meet key product specifications, including purity, particle size, concentration, stability, and percent encapsulation, in both liquid and lyophilized product formats. The continued advancement of these capabilities is an important focus of our platform development.

In our efforts to improve these and other capabilities, we use qualified scale down models to optimize operating conditions for each manufacturing step for both drug substance and drug product. Optimized conditions identified by these small-scale models are applied to the cGMP manufacturing processes. This manufacturing development process is also utilized for evaluating potential additives that improve drug substance and drug product quality and efficacy, improve manufacturing efficiency and reduce manufacturing costs. Some of the major accomplishments that have been achieved using this manufacturing development process are increased drug substance yield, reduction in drug substance impurities, increased manufacturing efficiency, and extended refrigerated and ambient temperature shelf life.

Discovery Programs

The versatile nature of our platform technologies may allow for a broad spectrum of nucleic acid medicines. We have conducted, and will continue to conduct, efforts to explore potential new drugs through our discovery and enabling technologies programs, though we are prioritizing our later stage programs.

Discovery Programs – Vaccine Programs (Lyme Disease and Gonorrhea)

Based on the clinical and regulatory validation of LUNAR and STARR technologies provided by the approval of KOSTAIVE, a self-amplifying messenger RNA (sa-mRNA) vaccine for COVID-19, we initiated vaccine discovery programs for Lyme disease and gonorrhea. The discovery programs rely on the evidence of superior immunogenicity, durability, and breadth of immune response compared to conventional mRNA vaccines, as observed in the COVID-19 program.

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

Discovery Programs – HPV

Arcturus is advancing the development of a post-exposure HPV therapeutic vaccine candidate. Although prophylactic HPV vaccinations have substantially lowered the incidence of cervical cancer in developed countries, cervical cancer is still the fourth leading cause of cancer in women globally with the vast majority (approximately 90%) of cases in countries that have not yet widely adopted prophylactic HPV vaccinations and other cervical cancer prevention strategies, including screening and treatment. Cervical cancer typically develops years after initial HPV exposure due to a failure to clear the virus and the integration of viral oncogenes. A therapeutic vaccine which induces T-cell responses targeting the integrated HPV genes in precancerous cells could help prevent precancer and cancer in those already exposed to HPV. The Gates Foundation awarded Arcturus a grant of $3.9 million in November 2024 to support the development of such a therapeutic HPV vaccine through clinical candidate nomination stage.

Enabling Technologies

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

With various LUNAR formulations, conventional mRNA vaccine expressing the AH1 antigen also demonstrated a robust T cell response (Panel B) and reduction of tumor growth with anti-PD1/PDL1 treatment in the syngeneic mouse model. We believe that these POC results from the two platforms might lead to applicability to various types of cancer with flexibility in dosing regimens.

Our efforts to date have focused on the selection of neoantigens, and other common tumor-specific antigens encoded in the cancer vaccines. Common tumor antigens can be shared among patients, and therefore target broader patient populations, whereas a neoantigen vaccine would be a personalized vaccine specific for an individual patient. Additional advancements of the LUNAR Cancer Vaccine program include the improvement of antigen cassette designs, STARR RNA elements, and immune modulator molecules, all of which can significantly enhance T cell responses.

Figure 11: Antitumor activity and T cell response by Arcturus cancer vaccines. A. STARR vaccine expressing a tumor antigen led to a significant reduction of the tumor growth rate of a colorectal cancer cell line, CT26. B. T responses elicited by conventional mRNA cancer vaccine by various LUNAR formulations.

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

The goal of the LUNAR-I/O program is to leverage the inherent advantages of both RNA and LUNAR technology to maximize clinical effectiveness of CAR-expressing cells. Initial experiments demonstrated that our proprietary LUNAR lipid nanoparticles can transfect > 90% of both primary human CD8+ and CD4+ T lymphocytes in vitro. Our efforts to date have focused on targeting T lymphocytes in vivo with either CAR-mRNA or CAR-STARR (self-amplifying RNA) constructs in combination with other immunostimulatory molecules.

Supply and Manufacturing

Our supply and manufacturing strategies are focused on supporting the following:

1.
multiple pre-clinical and clinical pipeline candidates;
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

We have manufactured and supplied gram quantities of drug substance, and have scaled-up and validated our finished drug products (COVID Vaccine) through our CDMOs for clinical studies, and commercial readiness. We continue to dedicate, resources to advance our sophisticated manufacturing know-how, including formulation of lipid nanoparticles, which improves manufacturing efficiency and capacity. In furtherance of optimizing commercial efforts, we continue, with our collaborator CSL Seqirus, to evaluate and advance manufacturing process and capabilities and technology transfers, including the pursuit of different product presentations.

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

Revenue and Collaboration Arrangements and Other Material Agreements

In addition to our internal programs, we have collaborated or partnered with other parties on discovery, development, manufacturing or other efforts based on our proprietary platform technologies. Among other collaboration arrangements,

•
we have a collaboration with CSL Seqirus for vaccines against SARS-CoV-2 (COVID-19), influenza and three other infectious diseases;
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

Under the CSL Collaboration Agreement, CSL Seqirus receives global exclusive rights to our technology for vaccines against SARS-CoV-2 (COVID-19), influenza and three other infectious diseases. Specifically, the collaboration agreement grants CSL Seqirus a license to our STARR mRNA technology and LUNAR lipid-mediated delivery, as well as mRNA drug substance and drug product manufacturing expertise. CSL has also been granted global non-exclusive rights in the field of pandemic preparedness (i.e., pathogens identified as priority diseases by the WHO), with the right to convert to an exclusive license.

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

We received an up-front payment of $200.0 million, with the potential to receive development milestones totaling more than $1.3 billion if all products are registered in the licensed fields. We also are entitled to potentially receive up to $3.0 billion in commercial milestones based on “net sales” of vaccines in the various fields. In addition, we are entitled to receive a 40% share of net profits from COVID-19 vaccine sales and up to low double-digit royalties of annual net sales for vaccines against influenza, pandemic preparedness and three additional infectious diseases. Entitlement to all such payments is subject to the strict conditions, requirements, royalty reduction provisions and other limitations set forth in the CSL Collaboration Agreement.

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

This contract is part of BARDA’s ongoing efforts to bolster pandemic preparedness and response capabilities by investing in innovative medical counter-measures that can help prevent the medical consequences that result from outbreaks caused by pandemic influenza and emerging infectious diseases. In December 2024, we initiated a Phase 1 clinical trial for our H5N1 pandemic flu candidate that is supported by funding from BARDA.

ARCALIS Joint Venture

On August 14, 2023, we announced that ARCALIS Inc. (ARCALIS), our manufacturing joint venture in Japan to support the production of mRNA vaccines and therapeutics, had been awarded up to $115 million in two separate grants from the Japanese government. The grants were used to fund the construction of a factory and the purchase of capital equipment to support current Good Manufacturing Practice (cGMP) production of mRNA drug substance and mRNA drug product operations.

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

On November 14, 2024, Meiji Seika Pharma announced its investment in ARCALIS. This investment will further strengthen the collaborative relationship between the two companies. The combination of ARCALIS' advanced technology and operations in mRNA pharmaceuticals and vaccines with Meiji Seika Pharma's expertise in manufacturing, post-marketing safety management and stable product supply is expected to significantly improve the supply of mRNA vaccines in Japan.

In January 2025, Meiji Seika Pharma, along with our manufacturing joint venture ARCALIS, received Ministry of Health, Labour and Welfare (MHLW) approval for adding commercial manufacturing sites in Japan for KOSTAIVE. Domestically produced products with active pharmaceutical ingredients manufactured at ARCALIS’s Minami-soma facilities, and formulated at Meiji Seika Pharmatech, are now able to be shipped for commercial use in Japan.

Legacy Arrangements

During our formative period, we entered into various collaboration, development and license agreements with larger parties in our industry, providing for the designation of targets for collaborative development using our platform technologies. Although, as we have previously reported, parties to these agreements, including Ultragenyx, continue to have exclusive rights to certain of these targets, other than as reported above, there has been no significant development activities under the programs.

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

Our Patent Portfolio

As of January 31, 2025, we own over 500 patents and pending patent applications. The claims of these patents and pending applications include compositions of matter, methods of use, manufacturing process and drug product formulations. These claims cover the use of our core platform technologies including the use of LUNAR® and lipid components to deliver nucleic acids, specific nucleic acid modalities for treating disease, as well as our proprietary technology regarding the design, manufacture, and purification of nucleic acids for use in therapy. Claims also cover the composition of matter, formulation, and use of our therapeutic candidates to prevent and/or treat target diseases including OTC deficiency, CF, COVID-19 and Influenza. If issued, our patents are expected to expire between 2028 and 2045, without taking into account any possible patent term extensions.

Our patent portfolio is built upon a strategy of robust protection for our LUNAR and STARR® platforms as described below:

•
LUNAR – Our patent holdings continue to grow in scope and territory for our LUNAR platform with patents and patent applications directed to composition of matter including chemical structures for our growing library of proprietary lipids, manufacture of lipid nanoparticles (including lyophilization), and use of our LUNAR technology for nucleic acid delivery and drug delivery in more than 50 countries around the world.
•
STARR – In 2019, we began to develop our STARR platform which combines our proprietary LUNAR delivery systems with technologies that enable self-transcribing and self-amplifying RNA. As noted above, our robust LUNAR portfolio provides protection for delivery vehicles that can enable specific and effective delivery of STARR-based drug substances. As with our LUNAR portfolio, our patent holdings directed to our STARR platform have a broad geographical footprint. This portfolio is generally directed to specially designed RNA constructs, specific nucleotide and amino acid sequences, and lipid formulations comprising the same under the STARR technology. We anticipate that further patents will be filed as we continue to innovate with respect to our STARR platform and that current applications covering these developments in our STARR platform, if granted, will last until 2044, not including any patent term extensions.

Patent Terms

The term of individual patents depends on the countries in which they are obtained. The patent term is 20 years from the earliest effective date of filing a non-provisional patent application in most of the countries in which we file.

Under the Drug Price Competition and Patent Term Restoration Act (also known as the Hatch-Waxman Act), U.S. patent holders can apply for a patent term extension to compensate for the patent term lost during the FDA regulatory review process. Patent extension is only available for patents covering FDA-approved drugs. The extension can be up to five years beyond the original expiration date of the patent and cannot extend a patent term for longer than 14 years from the date of product approval. Only one patent extension is granted per approved drug. Similar provisions may be available in foreign jurisdictions, including Europe. We intend to apply for patent term extensions where possible.

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

The NDA or BLA review and approval process is lengthy and difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA or BLA. The complete response letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either submit new information, addressing all of the deficiencies identified in the letter, or withdraw the application.

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

Whether or not we or our collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. Once the Clinical Trial Application (“CTA”) is approved in accordance with a country’s requirements, clinical trial development may proceed.

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

Competition

Our Business in General

The RNA pipeline across the biopharma industry is expansive, with mostly early-stage assets. Published market reports indicate that there are 1,000+ RNA assets in development with approximately 90% in pre-clinical and Phase I. Assets in development are across a broad therapeutic range making for a diffused therapeutic focus across the field.

Competition is intensifying in this space as both biotech and larger pharma companies invest more in RNA technology and RNA pipelines mature in three key areas: RNA platform development (targeted on build of RNA platform components and delivery), platform discovery (unlocking broader therapeutic applicability) and in technology-aided platform accelerators (accelerate RNA design, development, and production - to further leverage advantage of RNA versus traditional technologies). Pharmaceutical and biotechnology companies are heavily pursuing opportunities to build foundational platforms and to expand and accelerate RNA applications. As a result, we face competition at the technology platform and therapeutic indication levels from both large and small biopharmaceutical companies, academic institutions, governmental agencies and public and private research institutions.

Many of our competitors, including those with strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions, recently and into the future, may result in resource concentration among a potentially consolidated number of competitors.

Our success will be based in part upon our ability to identify, develop and manage a portfolio of product candidates that are safer and more effective than competing products in the treatment of our targeted patients. The commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, are more convenient or are less expensive than any products we may develop in our respective areas. Our collaboration with CSL Seqirus may allow us to compete commercially on the world stage within the COVID and influenza markets.

We are aware of several other companies that are working to develop nucleic acid medicines, including gene therapy, gene editing, mRNA (including sa-mRNA), siRNA, and antisense therapeutics. Many of these companies, such as Genevant Sciences and Acuitas Therapeutics, are also developing nucleic acid delivery platforms which compete with LUNAR technology.

Below we have included what we believe to be the competitive landscape for certain of the medicines that we currently have in development.

LUNAR-COVID-19 Vaccine (KOSTAIVE®)

Our vaccine franchise is based on our self-amplifying and self-replicating STARR technology platform and our lipid nanoparticle delivery platform called LUNAR. This franchise has advanced into the market with the approval of KOSTAIVE® in Japan and geographic expansion is underway to other markets through our collaboration with CSL Seqirus. We consider the following companies with approved or late-stage clinical development vaccines as some of our competitors or future competitors to our partnered COVID-19 vaccine franchise: Pfizer/BioNTech, Moderna, Janssen, AstraZeneca, Novavax, and HDT Bio. Dozens of other companies are continuing to develop COVID-19 vaccines. However, the majority of these companies use conventional mRNA (not self-amplifying) and egg-based vaccine technology as the basis for their COVID-19 vaccines.

LUNAR-FLU Vaccine

We have partnered our influenza vaccine franchise with CSL Seqirus. We consider the following companies as some of the competitors or future competitors to our partnered LUNAR-Flu vaccine franchise: Pfizer, BioNTech, Moderna, Novavax, and Sanofi. The flu industry is rapidly shifting to utilizing mRNA-based platforms in addition to other non-egg based technologies and traditional (egg-based) technologies.

Liver Franchise ARCT-810 (LUNAR-OTC)

Our liver franchise has advanced into mid-stage clinical development with ARCT-810 in Phase 2 clinical development. Potential competitors include, but are not limited to, Ultragenyx which is advancing a gene therapy program for OTC in clinical development, and Moderna which has a therapeutic candidate in pre-clinical development.

Lung Franchise ARCT-032 (LUNAR-CF)

The lead candidate of our lung franchise is ARCT-032, an mRNA therapeutic candidate for cystic fibrosis based on our proprietary drug substance mRNA technology platform and our LUNAR lipid nanoparticle delivery platform has advanced into Phase 2 clinical development.

We are aware of product candidates of the following companies that we consider as competitors or future competitors to ARCT-032: Moderna/Vertex, Eloxx Pharmaceuticals, Recode, 4DMT, Spirovant, SalioGen and Splisense.

Multiple Areas

Of the competitors noted above, the following compete with us across multiple areas of our portfolio and/or aspects of our platform technologies:

•
While we are the first and only company with an approved sa-mRNA vaccine in a major market, there are two other manufacturers with approved conventional mRNA-based vaccines
o
BioNTech, in collaboration with Pfizer, has a marketed COVID-19 conventional mRNA vaccine, COMIRNATY® available in multiple geographies, and is developing mRNA flu vaccine and COVID-19/flu combination vaccine, as well as latent virus and other vaccines of global public health interest in early development.
o
Moderna manufactures the only other approved conventional mRNA based COVID-19 vaccine, Spikevax®, which is available in multiple geographies. Moderna’s pipeline includes both infectious disease and rare disease assets. From an infectious disease perspective, beyond Spikevax, Moderna is developing respiratory (e.g., seasonal flu, pandemic flu, COVID-19/flu combo, RSV, etc.), enteric (Norovius), bacterial (Lyme), latent (e.g., CMV, EBV, HSV, etc.), and other virus vaccine candidates which are in the clinical stage of development; ranging from Phase I to Phase III stages of development. Moderna’s rare disease pipeline includes intercellular therapeutics and inhaled therapeutics. Through the Moderna-Vertex collaboration, the mRNA-3692 / VX-522 asset for CF is in Phase I. Moderna’s mRNA-3139 asset is in preclinical development for OTC.
•
The mRNA portfolio resulting from the GSK-CureVac collaboration focuses on vaccines in the prevention of influenza and COVID-19 viruses. Neither entity nor the collaboration has achieved health authority approval for flu and/or COVID-19 mRNA vaccine products. Both the flu and COVID-19 assets are in Phase II clinical development; COVID-19/flu combo is in Phase I. However, CureVac developed the RNA Printer®, an automated end-to-end system for manufacturing of GMP-grade mRNA vaccines and therapeutics which also has application in small-scale GMP manufacturing. In collaboration with Elon Musk and Tesla, CureVac plans to optimize and enhance their mRNA microscale manufacturing technology.

Human Capital

As of December 31, 2024, we had approximately 176 employees, of which 174 were full-time and 2 were part-time. Additionally, we are supported by contractors and scientific consultants in most areas of the business. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

Item 1A. Risk Factors

In conducting our business, we face many risks that may interfere with our business objectives. Some of these risks could materially and adversely affect our business, financial condition and results of operations. In particular, we are subject to various risks resulting from inherent unknowns and uncertainties in the drug development and commercialization process, as well as changing economic, political, industry, regulatory, business and financial conditions. The risks and uncertainties described below are not the only ones we face.

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
•
We have not generated any revenue from product sales, have generated only limited collaboration and grant revenue since inception, and may never be profitable in the long term.
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
•
We are highly dependent upon our relationship with CSL Seqirus to further research, manufacture and commercialize self-amplifying mRNA vaccines against COVID-19, influenza and three other infectious diseases.
•
KOSTAIVE might not have a profitable commercial market.
•
KOSTAIVE only has marketing approval in Japan and Europe and may never achieve marketing approval in any other countries.
•
Regulatory authorities may change views and recommendations, which could lead to more challenging regulatory paths to approvals and to more expensive clinical and commercial efforts.
•
Even with the commercialization of KOSTAIVE in Japan, there might not be meaningful sales in Japan. Despite the approval of KOSTAIVE in Europe, KOSTAIVE has not, and might never, achieve commercialization in Europe.
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
•
The commercial success of our product candidates will depend in part upon the acceptance of our product candidates by the medical community, including physicians, patients and healthcare payors.
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
•
We have identified a material weakness in our internal control over financial reporting, and determined that our disclosure controls and procedures were not effective. If our remediations of this material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, we may not be able to accurately and timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have a limited operating history, have incurred significant losses since our inception (with the exception of fiscal year 2022) and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a global messenger RNA medicines company with a limited operating history. Since inception, our operations have been primarily limited to acquiring and licensing intellectual property rights, developing our product platform, undertaking research, partnering assets and running clinical product development programs. We only have one product that, through our partners CSL Seqirus and Meiji, is being commercialized, and it is currently only commercialized in Japan. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, is difficult and may not be accurate. In 2024 we recognized a significant portion of our revenue from non-recurring milestone payments and license revenue under our collaboration agreement with CSL Seqirus. Our future payments from CSL Seqirus are dependent on our ability to execute by meeting key product development and other milestones within the contract. We have not recognized any revenue from product sales since our inception.

As of December 31, 2024, we had an accumulated deficit of $448.8 million.

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

We have not generated any revenue from product sales, have generated only limited collaboration and grant revenue since inception, and may never be profitable in the long term.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic alliance partners, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize our product candidates. Our ability to generate revenues from product sales depends heavily on our success in:

•
the commercialization efforts of our collaboration partner, CSL Seqirus;
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

Even if our internal product candidates are approved for commercial sale, or KOSTAIVE continues to achieve approvals in more countries, we anticipate incurring significant costs associated with commercializing any approved product. Even if we generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We expect that we will need to raise additional capital in the future, which may not be available on acceptable terms, or at all.

Developing pharmaceutical products, including conducting studies and clinical trials, is extremely expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates towards and through clinical trials. We expect that we will need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all. As of December 31, 2024, we had unrestricted cash and cash equivalents of $237.0 million, which we expect should be sufficient to fund currently planned operations for the near future. But if our plans change or we face unexpected circumstances, our capital resources may be depleted more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, regulatory or other difficulties. Any of these events would increase our development costs more than we expect. In order to support our long-term plans, we will need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate preclinical or clinical trials for product candidates that are not currently subject to a collaboration. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates. Even if the results of clinical studies of our product candidates are positive, the stock market might not react favorably, which would weaken our ability to raise additional capital.

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

Any additional fundraising efforts may divert our management from our day-to-day activities, which may delay and hinder our ability to develop and commercialize future product candidates. We may be unable to raise sufficient amounts of additional capital when needed and on acceptable terms, which could require us to:

•
significantly delay, scale back or discontinue the development or commercialization of any current or future product candidates;
•
seek strategic alliances for research and development programs or clinical trials at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
•
relinquish or license on unfavorable terms, our rights to technologies or any future or current product candidates that we otherwise would seek to develop or commercialize ourselves.

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
•
disagreements with our collaboration partners regarding the satisfaction of milestones;
•
adverse decisions by a collaboration partner regarding the amount and timing of resource expenditures for the commercialization, distribution, and sale of our drug products;
•
failure by a collaboration partner to perform its duties under its collaboration agreement with us (e.g., its failure to comply with regulatory requirements);
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
•
decisions by a collaboration partner to prioritize other of its current or future products more highly than our drug products or our product candidates;
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

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from our debt obligations, including the credit agreement entered into on April 21, 2023 and amended on June 26, 2024 by our wholly-owned subsidiary, Arcturus Therapeutics, Inc., and Wells Fargo Bank, National Association (as amended, the “Credit Agreement”), providing for a revolving credit line evidenced by a revolving line of credit note (the “Note”). Borrowings under the Credit Agreement will bear interest at a rate of 1.00% above either the Daily Simple SOFR or Term SOFR (as such terms are defined in the Note), with “SOFR” being the rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. All Loans shall bear interest during an Event of Default (as defined in the Credit Agreement) at a rate equal to 2.00% above the interest rate applicable immediately prior to the occurrence of the Event of Default (as defined in the Credit Agreement). As of December 31, 2024, we had no outstanding balance under the Credit Agreement.

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

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF PRODUCT CANDIDATES

We are highly dependent upon our relationship with CSL Seqirus to further research, manufacture and commercialize self-amplifying mRNA vaccines against COVID-19, influenza and three other infectious diseases.

In November 2022, we entered into the CSL Collaboration Agreement with CSL Seqirus, for the research, manufacture and global commercialization of self-amplifying mRNA vaccines against COVID-19, influenza and three other infectious diseases. If such relationship is unsuccessful, or if CSL Seqirus terminates its collaboration agreement with us, it would negatively impact our ability to conduct our business and generate net product revenue. Failure by CSL Seqirus to perform its duties under its collaboration agreement with us may negatively affect us. The potential financial returns to us under our collaboration agreements with CSL Seqirus depends in large part on the achievement of milestones and generation of product sales. If CSL Seqirus fails to perform or satisfy its obligations under the collaboration agreement or if we otherwise encounter disagreement with CSL Seqirus regarding the satisfaction of milestones, the development and commercialization of the licensed programs could be delayed, hindered or may not occur and our business and prospects could be materially and adversely affected. The fulfillment of our obligations under the CSL Collaboration Agreement may require significant deployment of our resources, which could disrupt or delay our ability to pursue other programs, including our platform development and development of other product candidates.

KOSTAIVE might not have a profitable commercial market.

If the prevalence of COVID-19 and public concern about the virus continues to decline, the potential market opportunity will shrink for KOSTAIVE under our collaboration with CSL Seqirus. As further COVID-19 vaccines are approved, production of existing COVID-19 vaccines improves and the COVID-19 impact transitions from pandemic to endemic stage, there may be downward pressure on prices. Therefore, even if we and CSL Seqirus can get through the extremely costly, long and risky process of developing and obtaining regulatory approval to market a vaccine globally, it may not be commercially successful. This failure could be due to reduced demand for COVID-19 vaccines, lower prices, distribution problems, competitors’ products or many other reasons. Our manufacturing process for KOSTAIVE includes a step for lyophilization to enhance the stability of the vaccine product. The additional step of lyophilization adds time and costs to the overall production output, which could adversely impact the production volumes and profitability of our COVID-19 vaccines if approval to market a vaccine is achieved. Any changes to our manufacturing processes or our product format could take a long time, be expensive and be unsuccessful. It is also still unclear if the vaccines will enable adequate long-term protection, as (i) many vaccinated individuals have become ill due to “breakthrough infections” and have transmitted the virus to many others, (ii) there are millions of individuals who refuse to be vaccinated or who cannot be vaccinated due to pre-existing conditions, (iii) it is unclear how long the vaccine protection will last, and (iv) genetic mutations or variants of the virus already have had, and are expected to continue to have, an adverse impact on the efficacy of available vaccines. If we cannot, with and through our partner, develop and commercialize a vaccine that adequately addresses some of these shortcomings of vaccines currently on the market, we cannot expect to have commercial success.

KOSTAIVE only has marketing approval in Japan and Europe and may never achieve marketing approval in any other countries.

Although we have marketing approval for KOSTAIVE in Japan and Europe, we do not have approval for KOSTAIVE in any other countries and may never achieve marketing approval in any other countries. Our continued development efforts for KOSTAIVE, and the ongoing efforts to retain approval of updated versions, is dependent on the efforts of our partner, CSL Seqirus. KOSTAIVE could face increased research and development costs, including for clinical trials, non-clinical studies and CMC, when updating COVID-19 vaccines containing new variants of concern based on WHO and FDA recommendations. If key regulatory authorities, such as the FDA, determine that our data is inadequate or unacceptable, or make the path to regulatory approval more difficult, we may not be able to achieve regulatory approval and any additional study may prove too costly for us to conduct without a strategic partner. The U.S. is the largest market for vaccines, and if we do not receive approvals to market KOSTAIVE in the U.S., the overall commercial market for KOSTAIVE could be substantially lower than the overall market of our competitors.

Even with the commercialization of KOSTAIVE in Japan, there might not be meaningful sales in Japan. Despite the approval of KOSTAIVE in Europe, KOSTAIVE has not, and might never, achieve commercialization in Europe.

We are relying on our partner, CSL Seqirus, and CSL Seqirus’ partner, Meiji Seika Pharma (Meiji), to conduct further development and commercialization of KOSTAIVE in Japan. Even if KOSTAIVE continues to be commercialized in Japan, there might not be meaningful sales, due to competition, pricing, product profile or other factors. Japanese regulatory agencies and purchasers might require involvement of Japanese companies in the domestic production of our COVID-19 vaccine, and our Japanese partners and contract manufacturers might not be able to scale up to commercial quantities. If any such Japanese companies do not participate or fail in such activities, then our and our partners’ ability to commercialize our COVID-19 vaccine will be materially harmed. Although KOSTAIVE has received approval in Europe, KOSTAIVE has not, and might never, achieve commercialization in Europe, due to a numbers of factors, such as the competitiveness of different product presentations and formats and the wide market penetration of existing COVID-19 vaccine makers.

There is significant competition in the COVID-19 vaccine market, some competitors’ vaccines are already widely accepted in the market, and many of our competitors have substantially greater financial, scientific and other resources than we have.

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

Even with the partnering of our COVID-19 program and initial commercialization in Japan, we are already at a significant competitive disadvantage to those companies with vaccines on the market, as well as many other competitors pursuing vaccine candidates. Many other competitors have significantly greater product candidate development, manufacturing and marketing resources than we do. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. Our business could be further materially and adversely affected by our competitors’ commercialization of their vaccines before our vaccine candidate is approved in various countries. If the COVID-19 vaccines of our competitors are shown to be are safer, more effective against multiple variants, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any vaccine candidate than KOSTAIVE, then KOSTAIVE may not achieve any commercial success even where approved. Furthermore, if any competitors are successful in producing a more efficacious vaccine or other treatment for COVID-19, or if any competitors are able to manufacture and distribute any such vaccines or treatments with greater efficiency, there may be a diversion of potential governmental and other funding away from us and toward such other parties.

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

Other than the approval of KOSTAIVE in Japan and Europe, we have no products approved for commercial marketing and all of our product candidates are in preclinical or clinical development. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates.

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

Changes to our drug product presentation could significantly impact our timeline to commercialize our products.

Each of our products, including KOSTAIVE, has a certain drug product presentation. We evaluate and implement the product presentation attributes based on our considerations of regulatory and commercial potential, along with scientific feasibility. There can be no assurance that the product presentation or characteristics of any of our products will be sufficient to achieve regulatory approval or commercialization per planned timelines. For example, the stability of our products and the vial presentations could impact the commercial attractiveness of a product, and different markets may favor different characteristics. Any changes to drug product formats will likely add additional cost and may delay approvals.

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

Even if we complete the necessary preclinical studies and clinical trials, we are required to obtain regulatory approval to commercialize a product candidate and we cannot, therefore, predict the timing of any revenue from a future product.

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

In addition, the new 2025 U.S. presidential administration has implemented or threatened reductions in force and work stoppages across several U.S. federal agencies. Any such reductions or stoppages at the FDA or other federal agencies could delay the approval or review processes for any of our products and product candidates, which could negatively impact our business and results of operations. In addition, the new presidential administration may institute policies, communications or programs that could negatively impact the biotechnology industry, vaccine products and our ability to raise additional financing.

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

As we scale-up manufacturing of product candidates and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution in order to proceed with any clinical trials and obtain regulatory approval for commercial marketing. We may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical programs and regulatory approval, increases in our operating expenses, or failure to obtain or maintain approval for product candidates or any approved products. The robustness of our manufacturing supply chain to support commercial distribution has not been meaningfully tested. Furthermore, we are required by our contract manufacturers to make financial commitments in advance of the receipt of clinical data or feedback from regulatory authorities, which could result in significant financial obligations.

The commercial success of our product candidates will depend in part upon the acceptance of our product candidates by the medical community, including physicians, patients and healthcare payors.

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
•
availability of alternative treatments;
•
pricing and cost-effectiveness;
•
the commercial packaging and product presentation preferences;
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

In order to market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with outside parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on a strategic alliance partner for sales and marketing. In addition, we intend to enter into strategic alliances with other parties to commercialize other product candidates, if approved, including in markets outside of the United States or for other large markets that are beyond our resources. Although we might establish a sales organization if we are able to obtain approval to market any product candidates for niche markets in the United States, we will also consider the option to enter into strategic alliances for future product candidates in the United States if commercialization requirements exceed our available resources. This will reduce the potential profit generated from the sales of these products.

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

KOSTAIVE has received marketing approval in Japan and Europe, and might in the future receive approvals in other countries outside of the United States. A variety of risks associated with international operations could materially adversely affect our business.

KOSTAIVE has received marketing approval in Japan and Europe, and we intend to make efforts to expand into other countries outside of the United States for such product and for future potential products. As a result, we are and expect that we will be subject to additional risks related to entering into international business relationships, including:

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

Tariffs could adversely affect our business and financial results.

We purchase components of our product candidates, including raw materials, from U.S. domestic sources, as well as various global sources including but not limited to those located in the People’s Republic of China (“PRC”), Japan, Austria, Germany, and the United Kingdom. The current U.S. presidential administration has proposed the implementation of a number of tariffs, including tariffs on products and materials from PRC, which could increase our production costs. If tariffs make purchases of materials from certain jurisdictions untenable, we may also need to obtain materials from other sources, when possible, which could also increase our costs and delay our planned clinical trials and manufacture of our products and product candidates. Any of these factors may adversely affect our financial condition or results of operations.

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

Our ability to recognize revenues from strategic alliances may be impaired by several factors, including:

•
an alliance partner may shift its priorities and resources away from our programs due to a change in its business strategies whether or not permitted under agreement with them, or a merger, acquisition, sale or downsizing of its company or business unit;
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

As of December 31, 2024, we had approximately 176 employees. In the future we may expand our employee base to increase our managerial, scientific, operational, commercial, financial and other resources and we may hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure or give rise to operational mistakes, loss of business opportunities, loss of employees or reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we cannot continue to attract, retain and motivate key executives and qualified scientists and other personnel, we will not be able to effectively operate our business.

We are highly dependent on principal members of our executive team, and any reduction or loss of their services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. We have in the past experienced a high number of resignations, which could recur. Competition for skilled personnel is intense and the turnover rate can be high, as we have recently seen. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in preclinical studies and clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit any executive or key employee or the loss of the services of any executive or key employee might impede the progress of our research, development and commercialization objectives.

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

In addition, the new 2025 U.S. presidential administration has implemented or threatened reductions in force and work stoppages across several U.S. federal agencies. Any such reductions or stoppages at BARDA or other federal agencies could negatively impact our contractual relationships with these entities, which could negatively impact our business and results of operations.

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

We have identified a material weakness in our internal control over financial reporting, and determined that our disclosure controls were not effective as of December 31, 2023 and December 31, 2024. If our remediations of this material weakness are not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, we may not be able to accurately and timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.

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

As previously reported, as part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, management identified a material weakness related to information technology general controls (“ITGCs”) for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, it was determined we did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to the appropriate personnel; (ii) program change management controls to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) computer operations controls to ensure that critical batch and interfaced jobs are monitored, privileges are appropriately granted, and data backups are authorized and monitored. Business process controls (automated and manual) that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, are also deemed ineffective. Management also identified a material weakness related to revenue recognition. Certain control activities within the area of revenue did not operate effectively, specifically controls over the review of costs incurred in satisfaction of our performance obligations under collaboration arrangements. Although we remediated the material weakness related to revenue recognition, management does not believe the corrective measures adopted in response to the ITGC-related material weakness have been fully implemented or operating for a sufficient period of time to enable management to conclude these internal controls over financial reporting are operating effectively and sufficiently to remediate this material weakness. As such, we concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

If we are unable to successfully remediate our existing material weakness or any future material weakness or other deficiencies in our internal control over financial reporting: the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets and the perceptions of our creditworthiness; we may be unable to maintain compliance with applicable securities laws, Nasdaq listing requirements, and the covenants under our debt instruments regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; and investors may lose confidence in our financial reporting. If any such event or circumstance were to occur, our stock price could decline and our business, financial condition and results of operations could be materially adversely affected.

Notwithstanding the identified material weakness, management does not believe that the deficiencies had an adverse effect on our reported operating results or financial condition, and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition and results of operations at and for the periods presented. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein. For further discussion of the material weakness identified and our remedial efforts, see Item 9A. Controls and Procedures.

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

The trading price of our common stock has been and is likely to continue to be volatile. Our share price could be subject to wide fluctuations in response to a variety of factors, including but not limited to the following factors:

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
•
disappointing commercial sales, or profit share or royalty revenue amounts;
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
•
trading volume of our common stock.

In addition, companies trading in the stock market in general, and Nasdaq in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, particularly companies in our industry. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

On December 23, 2022, we entered into a Controlled Equity Offering℠ Sales Agreement (as amended, the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Wells Fargo Securities, LLC (“Wells Fargo”), relating to shares of our common stock. On August 7, 2023, we entered into Amendment No. 1 to the Sales Agreement with Cantor, Wells Fargo and William Blair & Company (“William Blair”). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $200,000,000 from time to time through Cantor, Wells Fargo, or William Blair, each acting as our sales agent. As of the date hereof, we have not offered or sold any shares of common stock pursuant to the Sales Agreement.

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

Managing Material Risks & Integrated Overall Risk Management

We have implemented tools and strategies to promote a company-wide culture of cybersecurity risk management. This ensures that cybersecurity considerations are an integral part of our decision-making process. Our IT Department works closely with our leadership and key operating personnel to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Our information security function and our Vice President of Information Technology help identify, assess and manage the Company’s cybersecurity threats and risks. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods in certain contexts, including, for example, manual tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threat actors, conducting scans of certain environments, evaluating certain threats reported to us, conducting threat and vulnerability assessments, using external intelligence feeds, and using third parties to conduct tabletop incident response exercises and other tests.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including, for example: incident detection and response, disaster recovery/business continuity policies, encryption of certain data, network security controls and data segmentation for certain systems, access controls, physical security, asset management and tracking, systems monitoring, annual mandated employee training, penetration testing, cybersecurity insurance, and dedicated cybersecurity staff.

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

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we conduct thorough security assessments of all determined high-risk third-party providers as deemed necessary, before engagement to ensure compliance with industry cybersecurity standards and frameworks. This includes assessments performed by our Vice President of IT, who oversees the Company's cybersecurity function.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially affected or are reasonably likely to materially affect our operations or financial standing.

Governance

We have implemented standard operating procedures to define the channels by which cybersecurity threats are communicated to the Company's Board of Directors (the “Board”). This ensures that The Board has oversight and effective governance in managing risks associated with cybersecurity threats.

Board of Directors Oversight

The Audit Committee of the Board (the “Audit Committee”) is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, and finance, equipping them to oversee cybersecurity risks effectively. The Audit Committee receives briefings on cybersecurity risks from the Vice President of IT or the Chief Legal Officer as described below in “Management’s Role Managing Risk.”

Management’s Role Managing Risk

The Vice President of IT, Chief Legal Officer (“CLO”) and the Director of IT Infrastructure and Security, play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. The current Vice President of IT, who is responsible for assessment and management of cybersecurity risks, has over 20 years of experience in information and technology security, including senior roles at several companies in the pharmaceutical industry, and possesses the requisite education, skills, experience, and industry certifications expected of an individual assigned to these duties. These briefings encompass a broad range of topics, including:

•
Current cybersecurity landscape and emerging threats;
•
Status of ongoing cybersecurity initiatives and strategies;
•
Incident reports and learnings from any cybersecurity events; and
•
Compliance with regulatory requirements and industry standards.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Vice President of IT and the Director of IT Infrastructure and Security. Our IT Leadership team oversees our governance programs, tests our compliance with standards, remediates known risks, stays informed of significant developments in the cybersecurity domain, and leads our employee training program.

Monitor Cybersecurity Incidents

The Vice President of IT is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. In cooperation with the Vice President of IT, the Director of IT Infrastructure and Security implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Vice President of IT is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The Vice President of IT and the Director of IT Infrastructure and Security, in their respective capacity, inform the Chief Financial Officer (CFO) and Chief Legal Officer (CLO) of cybersecurity risks and incidents. Furthermore, significant cybersecurity matters, and strategic risk management decisions are required to be escalated to the Board, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

See Item 1A “Risk Factors” – “Risks Related to Business Operations and Industry.”

Item 2. Properties

We have two properties located in San Diego, California. Our principal place of business is located at 10628 Science Center Drive, Suite 250, and consists of approximately 24,700 square feet of office space and laboratory space leased through March 2027.

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

Holders of Common Stock

As of March 3, 2025, there were nine registered holders of record of our common stock. Because many of our outstanding shares are held in accounts with brokers and other institutions, the number of beneficial owners is significantly greater than the number of record holders. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph compares the Company’s cumulative stockholder return since December 31, 2019 with the Nasdaq Composite Index, and the Nasdaq Biotechnology Index. The graph is based on the assumption that $100 had been invested in Company common stock.

Comparison of 5 year Cumulative Total Value
Assumes $100 Investment on 12/31/2019
$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
2019
2020
2021
2022
2023
2024
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

Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

We are a messenger RNA medicines company focused on the development of infectious disease vaccines and opportunities within liver and respiratory rare diseases. We developed the world’s first approved self-amplifying messenger RNA (sa-mRNA) vaccine, KOSTAIVE® (“KOSTAIVE”). KOSTAIVE achieved approval in Japan in 2023 as a vaccine against COVID-19. Sales of KOSTAIVE began in Japan in October 2024, marking our transition to a commercial stage company.

We have several key platform technologies that we leverage to develop and advance a pipeline of mRNA-based vaccines and therapeutics for infectious diseases and for rare genetic disorders with significant unmet medical needs. Current mRNA medicines have two critical components: the messenger RNA (“mRNA”) constructs and the lipid nanoparticles (“LNP”) which help deliver the mRNA to disease-relevant target tissues. We believe we are among the world leaders in both areas. We have extensive expertise in the design and optimization of mRNA constructs, including with respect to a type of mRNA technology known as self-amplifying mRNA (sa-mRNA). Our proprietary self-amplifying mRNA technology platform, or STARR® (“STARR”), has been demonstrated to induce a longer-lasting and broader humoral immune response at lower dose levels than conventional mRNA-based vaccines. Our proprietary LNP delivery system, LUNAR® (“LUNAR”), is intended to address the major hurdle in RNA drug development, namely the effective and safe delivery of RNA therapeutics to disease-relevant target tissues. LUNAR may enable multiple nucleic acid medicines. The approval of KOSTAIVE in Japan was a significant milestone which validates our LUNAR and STARR platforms, as well as sa-mRNA more generally as a meaningful modality. Finally, we have significant expertise and valuable know-how in the development and scalability of complex and robust manufacturing processes required to deliver the next generation of nucleic acid medicines.

Our internal pipeline includes RNA therapeutic candidates to potentially treat ornithine transcarbamylase (OTC) deficiency and cystic fibrosis (CF), both rare diseases. In our vaccine program, we have partnered with Seqirus, Inc. (“CSL Seqirus”), a part of CSL Limited and one of the world’s leading influenza vaccine providers, on the development and commercialization of mRNA vaccines for COVID-19, influenza and certain other infectious diseases.

We made significant progress in 2024. Commercial sales of KOSTAIVE began in October 2024 in Japan by Meiji Seika Pharma (“Meiji”), CSL Seqirus’ exclusive partner in Japan, marking the first commercial sales of an Arcturus-developed product. In February 2025, we received approval of KOSTAIVE from the European Commission (EC), which provided further validation of our platform by another significant regulatory authority.

KOSTAIVE is the brand name approved in Japan and Europe for ARCT-154, which is the version of the sa-mRNA COVID vaccine encoding the ancestral strain of SARS-CoV-2, and also for updated variant-specific versions of this vaccine. We may use KOSTAIVE or the specific internally generated name, such as ARCT-154, ARCT-2301 and ARCT-2303, to identify a version of the vaccine.

We initiated dosing in a Phase 1 clinical trial of a novel seasonal influenza sa-mRNA vaccine candidate under our collaboration with CSL Seqirus in January 2024. In December 2024, we initiated dosing of an sa-mRNA vaccine candidate against pandemic avian influenza (bird flu) in a Phase 1 trial funded by the Biomedical Advanced Research and Development Authority (“BARDA”).

In our OTC program, we completed dosing of eight subjects in August 2024 in a Phase 2 double-blind multiple-dose study of ARCT-810. In the second quarter of 2024, we expanded the Phase 2 clinical program of ARCT-810 with an open-label, multiple-dose study which initiated dosing in December 2024. ARCT-810 has received Orphan Drug Designation from the FDA and Orphan Medicinal Product Designation from the European Medicines Agency (the “EMA”) for treatment of OTC deficiency, as well as Fast Track Designation and Rare Pediatric Disease Designation from the FDA.

In our CF program, we initiated dosing in December 2024 in a Phase 2 multiple ascending dose study of ARCT-032 designed to identify a safe and effective dose in people with Class I (null) CFTR mutations and other CF patients who do not benefit from CFTR modulators. In July 2024, we completed dosing and follow-up visits for seven participants in a safety and tolerability Phase 1b clinical study in New Zealand of ARCT-032 in adults with CF. ARCT-032 has received Orphan Drug Designation by the FDA and Orphan Medicinal Product Designation by the EMA for the treatment of CF, and Rare Pediatric Disease Designation from the FDA.

We also improved our platform technologies and advanced our early-stage research activities and manufacturing process development and operations. We conducted exploratory platform development activities, including the evaluation of genome editing, and new targeting approaches, where our LUNAR and STARR platforms could potentially be useful for identification and development of additional products for our portfolio. Also, with our sourcing partners, we manufactured cGMP (current good manufacturing practices) batches yielding significant quantities of clinical trial materials for global studies of our candidates, and with our collaborator, CSL Seqirus, we have established commercial production processes for the COVID-19 vaccine program.

Our activities since inception have consisted principally of performing research and development activities, clinical research activities, general and administrative activities and raising capital to fund those efforts. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenues and profit from operations. As of December 31, 2024, we had an accumulated deficit of $448.8 million.

Liquidity and Capital Resources

From the Company’s inception through the year ended December 31, 2024, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements and government contracts, the sale of capital stock and long-term debt. During fiscal year 2024, we received milestone payments totaling $96.0 million from CSL Seqirus. We expect to receive future payments from CSL Seqirus primarily by meeting future milestones related to the CSL Collaboration Agreement. At December 31, 2024, the Company’s balance of cash and cash equivalents, including restricted cash, was $293.9 million.

CSL Seqirus, Inc. Collaboration and License Agreement

In 2022, we entered into the CSL Collaboration Agreement with CSL Seqirus, a part of CSL Limited, one of the world’s leading influenza vaccine providers, for the global exclusive rights to research, develop, manufacture and commercialize mRNA vaccines.

CSL Seqirus received exclusive global rights to our technology for vaccines against SARS-CoV-2 (COVID-19), influenza and three other infectious diseases with non-exclusive rights to pandemic pathogens. We received an up-front payment of $200.0 million during the fourth quarter of 2022. We will be eligible to receive development milestones totaling more than $1.3 billion if all products are registered in the licensed fields. We will also be entitled to receive up to $3.0 billion in commercial milestones based on “net sales” of vaccines in the various fields.

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

Wells Fargo Credit Agreement

On April 21, 2023, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc. entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) whereby Wells Fargo agreed to make a $50.0 million revolving credit line available to the Company (as amended, the “Wells Fargo Loan”) with each Wells Fargo Loan evidenced by a revolving line of credit note (each, a “Note”). On June 26, 2024, the parties entered into

Amendment No. 1 to the Wells Fargo Loan, whereby the term was extended by one year to April 2026. As of December 31, 2024, no borrowings were made against the Wells Fargo Loan.

Borrowings under the agreement will bear interest at a rate of 1.00% above either the Daily Simple SOFR or Term SOFR (as such terms are defined in the Wells Fargo Loan), with “SOFR” being the rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. If an Event of Default (as defined in the credit agreement) occurs, then all Wells Fargo Loans shall bear interest at a rate equal to 2.00% above the interest rate applicable immediately prior to the occurrence of the Event of Default.

The original term of the agreement is two years, with an option for one-year renewals subject to Wells Fargo approval and the Company furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Wells Fargo Loan amount for each such renewal. There is no penalty for terminating the agreement. There is no penalty for terminating the facility prior to the maturity date of the Wells Fargo Loan. As collateral, the Company has agreed to pledge $55.0 million in cash to be held at the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement.

Grant from the Biomedical Advanced Research and Development Authority

On August 31, 2022, we entered into a cost reimbursement contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (“HHS”) to support the development of a low-dose pandemic influenza candidate based on our proprietary self-amplifying messenger RNA-based vaccine platform. The BARDA Contract is to support our non-clinical and pre-clinical development, early-stage clinical development through Phase 1, and associated drug product manufacturing, regulatory and quality-assurance activities over a period of three years. It provides for reimbursement by BARDA of our permitted costs up to $63.2 million. As of December 31, 2024, the remaining available funding net of revenue earned was $40.0 million.

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

General Financial Resources

A portion of our current cash balance is expected to be utilized during fiscal year 2025 to fund (i) the continued Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (ii) advances to our LUNAR-CF program in clinical trials, (iii) expenses incurred prior to customer payments under the CSL Collaboration Agreement and BARDA agreement and (iv) continued exploratory activities related to our platform and other general administrative activities.

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

We expect to continue to incur additional losses in the long term, and we will need to execute on milestones within the CSL Collaboration Agreement, raise additional debt or equity financing or enter into additional partnerships to fund development. Our ability to transition to profitability is dependent on regulatory approvals and subsequent sales of KOSTAIVE, executing on milestones within the CSL Collaboration Agreement and identifying and developing other successful mRNA drug and vaccine candidates. If we are not able to achieve planned milestones or incur costs in excess of our forecasts, we will need to reduce discretionary spending, discontinue the development of some or all of our programs, which will delay part of our development programs, all of which will have a material adverse effect on our ability to achieve our intended business objectives.

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

The following table shows a summary of our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$(59,747)	$(18,099)
Investing activities	(648)	(2,901)
Financing activities	5,418	(24,087)
Net decrease in cash and restricted cash	$(54,977)	$(45,087)

Operating Activities

Net cash used in operating activities was $59.7 million for the year ended December 31, 2024, compared to $18.1 million for the year ended December 31, 2023. The $41.6 million increase in cash used was primarily driven by a $93.8 million year-over-year impact from deferred revenue, as 2023 benefited from a $38.6 million deferred revenue inflow, while 2024 saw a $55.2 million outflow due to revenue recognition exceeding new milestone payments under the CSL collaboration agreement. Additionally, the increase in cash outflows was due to a higher net loss and the absence of a $34.0 million debt extinguishment gain recognized in 2023. These impacts were partially offset by a $57.4 million improvement in accounts receivable, as payments from CSL and BARDA were received in 2024 and a $6.5 million increase in accrued liabilities, primarily due to the timing of bonus accruals.

Investing Activities

Net cash used in investing activities of $0.6 million in 2024 and $2.9 million in 2023 reflected the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities was $5.4 million for the year ended December 31, 2024, compared to a net cash outflow of $24.1 million in 2023 ,representing a $29.5 million increase. The primary drivers of this increase were the repayments of the Singapore Loan and the Loan and Security Agreement with Western Alliance Bank during 2023, with no similar debt repayments occurring in 2024.

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

Revenues

We enter into arrangements with pharmaceutical and biotechnology partners and government agencies that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise and exclusivity fees and royalties on future sales. The following table summarizes our total revenues for the periods indicated:

	Years Ended December 31,		Change 2024 vs 2023
(in thousands)	2024	2023	Change	%
Collaboration revenue	$138,389	$157,748	$(19,359)	-12%
Grant revenue	13,921	9,051	4,870	54%
Total	$152,310	$166,799	$(14,489)	-9%

Revenue decreased by $14.5 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease during 2024 primarily relates to a $15.9 million decrease in revenue related to the CSL collaboration agreement, primarily due to an $82.0 million decrease in milestone achievements during 2024 as compared to 2023, offset by a $23.4 million increase in revenue related to CSL commercial supply agreements and increased revenue recognition from amortization due to the progress of the CSL development programs during 2024. The remaining decrease is primarily due to a decrease of $1.8 million related to the completion of the amortization of the upfront payment during 2023 from the 2015 Research Collaboration and License Agreement with Ultragenyx

Pharmaceuticals, Inc., as well as $0.7 million less revenue in 2024 due the termination of the 2017 Research Collaboration and License Agreement with Janssen Pharmaceuticals, Inc. The decrease was primarily offset by an increase in the revenue of $4.8 million related to the increase in reimbursable research and development expenses for the grant agreement with BARDA.

Operating Expenses

Our operating expenses consist of research and development and general and administrative expenses.

	Years Ended December 31,		Change 2024 vs 2023
(in thousands)	2024	2023	Change	%
Operating expenses:
Research and development, net	$195,156	$192,133	$3,023	2%
General and administrative	52,823	52,871	(48)	0%
Total	$247,979	$245,004	$2,975	1%

The following table presents our total research and development expenses by category:

Research and Development Expenses, net

	Year Ended December 31,		Change 2024 vs 2023
(in thousands)	2024	2023	Change	%
LUNAR-COVID	$70,464	$81,262	$(10,798)	-13%
LUNAR-OTC	9,509	9,315	194	2%
BARDA	7,807	5,465	2,342	43%
LUNAR-CF, net	17,227	14,666	2,561	17%
Early-stage programs	16,096	12,460	3,636	29%
Discovery technologies	6,278	6,405	(127)	-2%
Payroll and benefits	57,474	50,924	6,550	13%
Facilities and equipment	10,301	11,636	(1,335)	-11%
Total research and development expenses, net	$195,156	$192,133	$3,023	2%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities. Research and development expenses were $195.2 million for the year ended December 31, 2024, compared with $192.1 million for the year ended December 31, 2023, primarily reflecting increased payroll and benefits costs due to share-based compensation expense, progress within our BARDA, LUNAR-CF, and LUNAR-FLU programs, and clinical trial costs for the LUNAR-COVID program. The overall increase was offset by decreased manufacturing-related expenses due to lower costs associated with drug product supply agreements related to the LUNAR-COVID program during the year ended December 31, 2024. We expect that our research and development efforts and associated costs will continue to be substantial over the next several years as our pipeline progresses.

Early-stage programs represent programs that are in the pre-clinical or Phase 1 clinical stage and may be partnered or unpartnered, and primarily includes the LUNAR-FLU program which is partnered with CSL Seqirus. Discovery technologies represent our efforts to expand our product pipeline and are primarily related to pre-partnered studies and new capabilities assessment. A few of our programs are part of our collaborative relationships. The related expenses may be partially offset with funds that have been reimbursed or awarded to the Company and consist of external manufacturing costs, lab supplies, equipment, and consulting and professional fees. Expenses for both early-stage programs and discovery technologies are expected to decrease as we shift our focus to later-stage programs.

Payroll and benefits primarily consists of employee salaries and benefits, share-based compensation and consultant costs. Although such expenses increased during 2024 as compared to 2023, we expect that they will not increase over the next twelve months due to reduced share-based compensation.

Facilities and equipment expenses include rent, common area maintenance (“CAM”) costs, depreciation, shipping costs and various other costs related to the operation of our two office and laboratory locations. These costs decreased during 2024 as compared to 2023 as we downsized from three to two facilities. Facilities and equipment expenses are not expected to increase during the next twelve months.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses were $52.8 million and $52.9 million for the years ended December 31, 2024 and 2023, respectively. We expect that general and administrative expenses will decrease slightly during the next twelve months due to reduced share-based compensation from fully vested stock options.

Finance income (expense), net

	Years Ended December 31,		Change 2024 vs 2023
(in thousands)	2024	2023	Change	%
Interest income	$15,195	$17,359	$(2,164)	-12%
Interest expense	-	(768)	768	-100%
Total	$15,195	$16,591	$(1,396)	-8%

Interest income is generated on cash and cash equivalents. The decrease in interest income from 2023 to 2024 was the result of lower interest rates during the year ended 2024 and a decrease in cash and cash equivalents.

Interest expense decreased during the year ended 2024 as compared to the year ended 2023 as no interest expense has been incurred since to the first quarter of 2023. This was a result of the extinguishment of the Loan and Security Agreement dated October 12, 2018 with Western Alliance Bank, and forgiveness of the term loan from Economic Development Board of the Republic of Singapore pursuant to the Manufacturing Support Agreement dated November 7, 2020.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in “Note 2 Summary of Significant Accounting Policies,” included in our consolidated financial statements included elsewhere in this annual report on Form 10-K.

The preparation of our consolidated financial statements in conformity with “GAAP” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, assumptions related to revenue recognition, accrual of research and development expenses, determination of incremental borrowing rates, and the valuations of stock options. We based our estimates on historical experience, known trends and other market-specific or other relevant factors that we believe to be reasonable under the circumstances. On an ongoing basis, management evaluates these estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when control of the products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied.

Our collaboration agreements typically contain promised goods and services, including technology licenses or options to obtain technology licenses, research and development and regulatory services. Upon entering into a collaboration agreement, we are required to make the following judgments:

Identifying the performance obligations and measuring progress

Our assessment of what constitutes a separate performance obligation requires us to apply judgment. Specifically, we are required to identify which goods and services we are required to provide under the contract are distinct, if any. For performance obligations that are satisfied over time, we typically use the percentage-of-completion method which requires us to estimate the total forecasted costs required to complete the performance obligation. Adjustments to these estimates could materially impact the timing and amount of recognized revenue. If actual costs exceed initial estimates, revenue recognized to date may need to be adjusted downward, negatively impacting current period results. Conversely, favorable cost variances could accelerate revenue recognition.

Determining the transaction price, including any variable consideration

To determine the transaction price, we review the amount of consideration we are eligible to earn under the agreement. We apply a constraint to any payments we may receive in the future to avoid significant reversals since the payments are typically not probable because they are contingent upon certain future events.

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

The revenue we recognize each period is comprised of several types of revenue, including license fees, amortization from upfront payments, milestone payments, research and development and other services. Each of these types of revenue require us to make various judgments and estimates.

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

License Fees

In some cases, we deliver a license upon execution of an agreement. If we determine that our partner has full use of the license and we do not have any additional material performance obligations related to the license after delivery, then we consider the license to be a separate performance obligation. We generally recognize as license revenue the total amount of the transaction price we determine to be allocated to the performance obligation based upon the relative stand-alone selling price of a license when we deliver the license to our partner. We discuss the estimates we make related to the relative stand-alone selling price of a license in detail above under “Allocating the transaction price to our performance obligations.”

Research and Development Expenses, Including Clinical Trial Accruals/Expenses

Research and development costs consist of salaries and benefits, including share-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf, such as clinical research organizations, or CROs, and contract manufacturing organizations, or CDMOs. Research and development costs are expensed as incurred.

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

Leases

We cannot readily determine the interest rate implicit in the lease, therefore, we use our incremental borrowing rate to measure lease liabilities. The incremental borrowing rate is the rate of interest that we would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of a similar value to the right-of-use, or ROU, asset in a similar economic environment. The incremental borrowing rate therefore reflects what we ‘would have to pay’, which requires estimation when no observable rates are available or when they need to be adjusted to reflect the terms and conditions of the lease. We estimate the incremental borrowing rate using observable inputs (such as market interest rates) when available and are required to make certain entity and asset-specific estimates. The incremental borrowing rate used in the calculation of the present value of lease payments in calculating lease liabilities and the corresponding ROU requires the use of significant judgment by management.

Share-Based Compensation

We recognize compensation expense related to stock options granted to employees and nonemployees based on the estimated grant date fair value and recognize forfeitures as they occur. We estimate the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model for service-based and performance-based awards. The grant date fair value of the share-based awards is recognized on a straight-line basis over the requisite service period, which is typically the vesting period of the respective awards. The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of share-based awards. Such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our share-based compensation could be materially different.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of United States interest rates. Due to the nature of our investments, we believe that we are not subject to any material market risk exposure. We do not hold a material balance in foreign currencies or engage in derivative financial instruments that could materially impact our financial position.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2024, and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting, described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with “U.S. GAAP” and includes those policies and procedures that: (1) pertain to the maintenance of records that accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with “GAAP” and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”).

Based on our assessment under the COSO criteria, management concluded that our system of internal control over financial reporting was not effective due to the material weakness described below. However, after giving full consideration to the material weakness, and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with “GAAP”.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Previously Reported Material Weaknesses and Remediation Plans

As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, we identified a material weakness related to information technology general controls (“ITGCs”) that support the financial reporting process. Specifically, the material weakness relates to ineffective controls over (i) user access to ensure appropriate segregation of duties and adequate restriction of user and privileged access to financial applications, programs and data, to the appropriate personnel; (ii) program change management for financial applications to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) IT operations controls to ensure that critical interface jobs are monitored.

Management has made significant enhancements to the Company’s process related to access provisioning and de-provisioning, program change management, as well as IT operations. Management has implemented or is in the process of implementing new or enhanced internal control procedures intended to both address the material weakness identified and strengthen our overall financial control environment, including:

•
updated and enhanced the IT policies and relevant internal controls to consider and address ITGCs including access security and change management.
•
limited elevated access profiles in financially relevant IT systems and software to appropriate personnel;
•
developing and enhancing access administration controls over provisioning, deprovisioning, and authentication;
•
developing and enhancing user access reviews for financially relevant IT systems;
•
designing and refining controls over change management and IT operations controls to monitor critical interface jobs;
•
hired an internal audit manager with an appropriate level of knowledge and experience;
•
engaged an accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of our internal control over financial reporting; and
•
provided training to control owners and relevant personnel to improve documentation that supports effective control activities, including evidence over the completeness and accuracy of information used in controls.

While significant progress has been made to remediate this material weakness, management does not believe that these corrective measures have been either fully implemented or operating for a sufficient period of time to enable management to conclude that these internal controls over financial reporting are operating effectively and are fully implemented to remediate this material weakness. When fully implemented and operational, we believe the measures described above will remediate the material weakness. We are committed to making the necessary changes and improvements to our system of controls to address the material weakness in internal control over financial reporting described above.

In addition, as previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, we identified a material weakness related to revenue recognition. Specifically, control activities related to the review of costs incurred in satisfaction of performance obligations under collaboration agreements did not operate effectively.

We have completed the execution of our remediation plan for this material weakness and, as of December 31, 2024, successfully remediated the material weakness by implementing the following measures:

•
designed and implemented enhanced control activities over the identification of and accounting assessment of key terms and conditions of all revenue collaboration agreements;
•
designed and implemented new control activities around the technical review of quarterly and annual revenue recognition; specifically, (i) verifying the completeness of revenue arrangements and collaboration agreements subject to quarterly measurement of progress toward the satisfaction of the relevant performance obligations and (ii) validating that the measurement of progress, including the measurement of costs incurred for satisfaction of performance obligations, are consistent with the technical conclusions reached within the corresponding technical memo;

•
engaged a technical accounting consultant to review our revenue accounting and financial disclosures for collaboration arrangements, as needed; and
•
provided training to control owners and relevant personnel to improve documentation that supports effective control activities, including evidence over the completeness and accuracy of information used in controls.

These steps are subject to ongoing senior management review, as well as oversight by the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financing Reporting

Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes to our internal control over financial reporting that occurred during the year ended December 31, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcturus Therapeutics Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Arcturus Therapeutics Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 6, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

The Company identified a material weakness related to information technology general controls (“ITGCs”) that support the financial reporting process. Specifically, the material weakness relates to ineffective controls over (i) user access to ensure appropriate segregation of duties and adequate restriction of user and privileged access to financial applications, programs and data to the appropriate personnel; (ii) program change management for financial applications to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) IT operations controls to ensure that critical interface jobs are monitored.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

San Diego, California

March 6, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Plans

For the year ended December 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, other than as follows:

•
Keith C. Kummerfeld’s Rule 10b5-1 trading arrangement terminated on March 18, 2024 upon the effective date of his resignation.
•
Lance Kurata, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement as of June 12, 2024. Mr. Kurata's trading arrangement provides for the exercise options to purchase up to an aggregate of 35,000 shares of common stock and subsequent sale of such underlying shares of common stock, until June 12, 2025.
•
Dr. Padmanabh Chivukula, Chief Scientific Officer and Chief Operating Officer, cancelled an existing Rule 10b5-1trading arrangement on November 11, 2024. Dr. Chivukula's trading arrangement provided for the sale of up to an aggregate of 152,000 shares of common stock. Subsequent to this, Dr. Chivukula entered into a new Rule 10b5-1 trading arrangement on November 20, 2024. The new trading arrangement provides for the sale of up to an aggregate of 120,000 shares, beginning on June 2, 2025 until November 10, 2025.

There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted or terminated during the year ended December 31, 2024 by our directors and officers.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2024. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2024. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2024. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2024. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2024. Such information is incorporated herein by reference.

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

10.7**

Amendment No. 2 to Letter Agreement, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation, dated August 1, 2019. Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2019.

Exhibit Number	Description
10.8**

License Agreement, by and between Arcturus Therapeutics, Inc., as successor-in-interest to Marina Biotech, Inc., and Protiva Biotherapeutics Inc., dated as of November 28, 2012. Incorporated by reference to Exhibit 4.14 to Form 20-F/A filed on July 10, 2018 (File No. 001-35932).

10.9**

Amended and Restated Joint Venture, Research Collaboration and License Agreement, dated as of July 14, 2018 by and between Arcturus Therapeutics, Inc. and Providence Therapeutics, Inc. Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 10, 2019 (File No. 001-35932).

10.10

Lease Agreement, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated October 4, 2017. Incorporated by reference to Exhibit 4.6 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.11

First Amendment to Lease Agreement, by and between Arcturus Therapeutics Holdings Inc. and ARE-SD Region No. 44, LLC dated February 1, 2020. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.12**

Acceptance Letter, dated March 4, 2020, by and between Arcturus Therapeutics Holdings Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.13**

Manufacturing Support Agreement, dated November 7, 2020, by and between Arcturus Therapeutics Holdings Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on November 9, 2020 (File No. 001-38942).

10.14

Fourth Amendment to Loan and Security Agreement, dated December 1, 2020, by and between Arcturus Therapeutics, Inc. and Western Alliance Bank. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 7, 2020 (File No. 001-38942).

10.15†	2020 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to Form S-8 filed on August 5, 2020 (File No. 001-38942).

10.16

Second Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated November 13, 2020. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2020 (File No. 001-38942).

10.17

Third Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated February 25, 2021. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021 (File No. 001-38942).

10.18†	Arcturus Therapeutics Holdings Inc. Severance Policy for Executives. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021 (File No. 001-38942).

10.19†	Employment Agreement, dated as of June 13, 2019, between the Company and Joseph Payne. Incorporated by reference to Exhibit 10.1 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942)

Exhibit Number	Description
10.20†	Employment Agreement, dated as of June 13, 2019, between the Company and Andy Sassine. Incorporated by reference to Exhibit 10.2 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942)

10.21†	Employment Agreement, dated as of June 13, 2019, between the Company and Dr. Padmanabh Chivukula. Incorporated by reference to Exhibit 10.3 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942)

10.22†	2021 Inducement Equity Incentive Plan. Incorporated by reference to Exhibit 4.1 to Form S-8 filed on October 20, 2021 (File No. 333-260391).

10.23

Fifth Amendment to Loan and Security Agreement, dated October 27, 2021, by and between Arcturus Therapeutics, Inc. and Western Alliance Bank. Incorporated by reference to Exhibit 10.34 to Form 10-Q filed on November 9, 2021 (File No. 001-38942).

10.24	Lease, by and between Arcturus Therapeutics, Inc. and TPSC IX, LLC, dated September 29, 2021. Incorporated by reference to Exhibit 10.35 to Form 10-Q filed on November 9, 2021 (File No. 001-38942).

10.25

Technology License and Technical Support Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiotech Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

10.26

Framework Drug Substance Supply Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiotech Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

10.27

Sixth Amendment to Loan and Security Agreement, dated April 19, 2022, by and between Arcturus Therapeutics, Inc. and Western Alliance Bank. Incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-Q filed on May 9, 2022 (File No. 001-38942).

10.28†	Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 14, 2024 (File No. 001-38942).

10.29**

Study Support Agreement effective October 31, 2022 by and between Arcturus Therapeutics, Inc. and Vinbiocare Biotechnology Joint Stock Company. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 4, 2022 (File No. 001-38942).

10.30**

Cost Reimbursement Contract dated August 31, 2022, by and between Arcturus Therapeutics Holdings Inc. and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-38942).

10.31**

Collaboration and License Agreement, dated November 1, 2022, by and between Arcturus Therapeutics Holdings Inc. and CSL Limited. Incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-38942).

10.32**

Manufacturing Support Agreement Termination Letter, dated March 23, 2023, by and between Arcturus Therapeutics, Inc. and the Economic Development of Singapore. Incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K filed on March 29, 2023 (File No. 001-38942).

Exhibit Number	Description

10.33**

Credit Agreement dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-38942).

10.34**

Security Agreement dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.29 to Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-38942).

10.35**

Revolving Line of Credit Note dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-38942).

10.36**

Amendment Number One to Collaboration and License Agreement, dated August 3, 2023, by and between Arcturus Therapeutics, Inc. and Seqirus Inc. Incorporated by reference to Exhibit 10.31 to Quarterly Report on Form 10-Q filed on November 14, 2023 (File No. 001-38942).

10.37**

Amendment No. 4 to Letter Agreement, dated September 25, 2023, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation. Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed on November 14, 2023 (File No. 001-38942)

10.38**

First Amendment to Credit Agreement and First Amendment to Revolving Line of Credit, dated June 26, 2024, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.35 to Quarterly Report on Form 10-Q filed on August 5, 2024 (File No. 001-38942).

10.39

Fifth Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated July 12, 2024. Incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-Q filed on November 7, 2024 (File No. 001-38942).

19.1*	Arcturus Therapeutics Holdings, Inc. Insider Trading Policy

21.1*	List of subsidiaries of Arcturus Therapeutics Holdings, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Annual Report).

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description

32.2*		Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*		Arcturus Therapeutics Holdings, Inc. Clawback Policy

101*

The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: March 6, 2025	By:	/s/ Joseph E. Payne
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

Name	Title	Date

/s/ Joseph E. Payne	President, Chief Executive Officer and Director	March 6, 2025
Joseph E. Payne	(principal executive officer)

/s/ Dr. Moncef Slaoui	Chairman of the Board	March 6, 2025
Dr. Moncef Slaoui

/s/ Andrew Sassine	Director and Chief Financial Officer	March 6, 2025
Andrew Sassine	(principal financial and accounting officer)

/s/ Dr. Magda Marquet	Director	March 6, 2025
Dr. Magda Marquet

/s/ James Barlow	Director	March 6, 2025
James Barlow

/s/ Edward Holmes	Director	March 6, 2025
Edward Holmes

/s/ Dr. Peter Farrell	Director	March 6, 2025
Dr. Peter Farrell

/s/ Dr. John Markels	Director	March 6, 2025
Dr. John Markels

/s/ Jing Marantz	Director	March 6, 2025
Jing Marantz

1

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Arcturus Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcturus Therapeutics Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholder’s equity, and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2025, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

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

Collaboration Revenue — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

The Company has entered into a license and collaborative research and development arrangement with Seqirus, Inc. There are five distinct performance obligations under this arrangement. The Company recognizes revenue over time for all performance obligations except for the vaccine license. The vaccine license is recognized at the point in time it is transferred. The accounting for revenue recognized over time measures the progress using an input method which is based on costs incurred toward the satisfaction of the performance obligation. As of December 31, 2024, Collaboration revenue was $138.4 million, of which $138.4 million relates to the agreement with Seqirus, Inc.

Given the judgments necessary to estimate total costs to be incurred to satisfy the performance obligations, as well as the high volume of expense data used in the revenue calculation, auditing such estimates required extensive audit effort and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recognition of revenue for the Seqirus, Inc. arrangement included the following, among others:

•
We tested the operating effectiveness of controls over collaboration revenue, including those related to the determination of the timing and amount of revenue recognized.
•
We evaluated the total costs incurred related to each performance obligation by inspecting, on a sample basis, underlying source documents to determine costs were recorded to the correct performance obligation.
•
We evaluated the assumptions used in the estimates of total costs and the estimated measure of progress for recognizing revenue by:
o
Analyzing period-over-period changes in the total cost assumption, identifying any significant fluctuations.
o
Inspecting third-party evidence of the agreed-upon total costs to be incurred and comparing that to the total cost to be incurred used by the Company in the calculation.

/s/ Deloitte & Touche LLP

San Diego, California

March 6, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcturus Therapeutics Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Arcturus Therapeutics Holdings Inc. and its subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company's auditor from 2018 to 2024.

San Diego, California

March 14, 2024

except for Note 12, as to which the date is

March 6, 2025

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$237,028	$292,005
Restricted cash	55,000	55,000
Accounts receivable	3,974	32,064
Prepaid expenses and other current assets	9,977	7,521
Total current assets	305,979	386,590
Property and equipment, net	9,531	12,427
Operating lease right-of-use asset	26,674	28,500
Non-current restricted cash	1,885	1,885
Total assets	$344,069	$429,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,194	$5,279
Accrued liabilities	38,781	31,881
Deferred revenue	19,514	44,829
Total current liabilities	65,489	81,989
Deferred revenue, net of current portion	12,604	42,496
Operating lease liability, net of current portion	24,998	25,907
Other non-current liabilities	—	497
Total liabilities	103,091	150,889
Stockholders’ equity:
Common stock: $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 27,000 at December 31, 2024 and 26,828 at December 31, 2023	27	27
Additional paid-in capital	689,758	646,352
Accumulated deficit	(448,807)	(367,866)
Total stockholders’ equity	240,978	278,513
Total liabilities and stockholders’ equity	$344,069	$429,402

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenue:
Collaboration revenue	$138,389	$157,748	$205,755
Grant revenue	13,921	9,051	244
Total revenue	152,310	166,799	205,999
Operating expenses:
Research and development, net	195,156	192,133	147,751
General and administrative	52,823	52,871	46,071
Total operating expenses	247,979	245,004	193,822
(Loss) income from operations	(95,669)	(78,205)	12,177
Loss from equity-method investment	—	—	(515)
Loss from foreign currency	(471)	(229)	(598)
Finance income (expense), net	15,195	16,591	(420)
Gain on debt extinguishment	—	33,953	—
Net (loss) income before income taxes	(80,945)	(27,890)	10,644
(Benefit) provision for income taxes	(4)	1,835	1,295
Net (loss) income	(80,941)	(29,725)	9,349
Comprehensive (loss) income	$(80,941)	$(29,725)	$9,349
(Loss) earnings per share:
Basic	$(3.00)	$(1.12)	$0.35
Diluted	$(3.00)	$(1.12)	$0.35
Weighted-average shares used in calculation of (loss) earnings per share:
Basic	27,000	26,628	26,445
Diluted	27,000	26,628	27,093

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	26,372	$26	$575,675	$(347,490)	$228,211
Share-based compensation	—	—	30,611	—	30,611
Issuance of common stock upon exercise of stock options	161	1	1,729	—	1,730
Issuance of common stock under equity plans	22	—	411	—	411
Net income	—	—	—	9,349	9,349
Balance at December 31, 2022	26,555	$27	$608,426	$(338,141)	$270,312
Share-based compensation	—	—	34,649	—	34,649
Issuance of common stock upon exercise of stock options	238	—	2,668	—	2,668
Issuance of common stock under equity plans	35	—	609	—	609
Net loss	—	—	—	(29,725)	(29,725)
Balance at December 31, 2023	26,828	$27	$646,352	$(367,866)	$278,513
Share-based compensation	—	—	37,988	—	37,988
Issuance of common stock upon exercise of stock options	228	—	4,736	—	4,736
Issuance of common stock under equity plans	40	—	682	—	682
Net loss	—	—	—	(80,941)	(80,941)
Balance at December 31, 2024	27,096	$27	$689,758	$(448,807)	$240,978

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating activities
Net (loss) income	$(80,941)	$(29,725)	$9,349
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,544	2,957	1,527
Share-based compensation expense	37,988	34,649	30,611
Loss from equity-method investment	—	—	515
Gain on debt extinguishment	—	(33,953)	—
Foreign currency transaction loss	471	90	375
Other non-cash expenses	—	502	2,173
Changes in assets and liabilities:
Accounts receivable	28,090	(29,300)	603
Prepaid expenses and other current assets	(2,456)	1,165	(3,584)
Right-of-use assets	4,562	4,045	3,264
Accounts payable	1,915	(2,238)	(3,112)
Accrued liabilities	5,932	(588)	9,443
Deferred revenue	(55,207)	38,606	(14,694)
Lease liabilities	(3,645)	(4,309)	(4,477)
Net cash (used in) provided by operating activities	(59,747)	(18,099)	31,993
Investing activities
Acquisition of property and equipment	(648)	(2,901)	(7,726)
Net cash used in investing activities	(648)	(2,901)	(7,726)
Financing activities
Proceeds from debt	—	20,000	—
Proceeds from exercise of stock options	4,736	2,668	1,730
Proceeds from issuance of common stock under equity plans	682	609	411
Payments on debt obligations	—	(47,364)	(5,000)
Net cash provided by (used in) financing activities	5,418	(24,087)	(2,859)
Net (decrease) increase in cash, cash equivalents and restricted cash	(54,977)	(45,087)	21,408
Cash, cash equivalents and restricted cash, beginning of year	348,890	393,977	372,569
Cash, cash equivalents and restricted cash, end of year	$293,913	$348,890	$393,977

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2,127	$813
Cash paid for income taxes	$1,407	$—	$—
Non-cash investing activities
Right-of-use assets acquired through operating leases	$2,736	$—	$30,191
Non-cash asset disposal	$473	$—	$—
Purchase of property and equipment in accounts payable and accrued expenses	$—	$68	$573

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company” or "Arcturus") is a messenger RNA medicines company focused on the development of infectious disease vaccines and opportunities within liver and respiratory rare diseases. Arcturus developed the world’s first approved self-amplifying messenger RNA (sa-mRNA) vaccine, KOSTAIVE® (“KOSTAIVE”). KOSTAIVE achieved approval in Japan in 2023 as a vaccine against COVID-19. Sales of KOSTAIVE began in Japan in October 2024, marking the transition to a commercial stage company.

Recent Developments

See “Note 3 Revenue – CSL Seqirus” for further information on the agreement with Seqirus, Inc. ("CSL Seqirus"), whereby CSL Seqirus and the Company continue to collaborate on research and development, manufacturing and global commercialization of vaccines.

Liquidity

The Company has incurred significant operating losses since its inception. As of December 31, 2024 and 2023, the Company had an accumulated deficit of $448.8 million and $367.9 million, respectively.

The Company’s activities since inception have consisted principally of research and development activities, general and administrative activities, and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before the Company achieves sustainable revenues and profit from operations. From the Company’s inception through the year ended December 31, 2024, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements, including the $200.0 million upfront payment received from CSL Seqirus during 2022, the sale of capital stock and proceeds from long-term debt. During fiscal year 2024, the Company received milestone payments totaling $96.0 million from CSL Seqirus. At December 31, 2024, the Company’s balance of cash and cash equivalents, including restricted cash, was $293.9 million.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Arcturus Therapeutics Holdings Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires management to make estimates and assumptions regarding the valuation of certain debt and equity instruments, the equity method investment, share-based compensation, accruals for liabilities, income taxes, revenue and deferred revenue, leases, expense accruals, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, actual results could materially differ from those estimates.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company and its chief operating decision-maker view the Company’s operations and manage its business in one operating segment, which includes all activities related to the discovery, development and commercialization of messenger RNA medicines.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Cash and Cash Equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date of purchase.

Restricted cash

Restricted cash includes collateral pledged and held at the Company’s securities accounts pursuant to a security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) (Note 7, Debt). At December 31, 2024, such collateral amounted to $55.0 million.

Restricted cash also includes cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord for the Company’s offices. At December 31, 2024 and 2023, the Company had restricted cash of $1.9 million in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term.

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

Accounts Receivable

Accounts receivable are recorded at the net invoice value and are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reserves for specific receivables if collectability is no longer reasonably assured. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns, and individual customer circumstances. The Company reevaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. No reserves have been recorded as of December 31, 2024 or 2023.

Concentration of Credit Risk and Significant Customers

The Company is exposed to concentrations of credit risk primarily related to cash, cash equivalents, and accounts receivable.

Cash and Cash Equivalents

The Company mitigates credit risk exposure by maintaining cash and cash equivalents only with high-credit-quality financial institutions and investing in instruments with short maturities. The Company continuously monitors counterparty risk to minimize potential financial exposure.

Accounts Receivable Concentration

As of December 31, 2024 and 2023, the Company had significant concentrations of credit risk related to accounts receivable from a limited number of customers. The following customers accounted for 10% or more of total accounts receivable in each respective period:

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

As of December 31, 2024:

•
BARDA – 60% of total accounts receivable
•
CSL – 20% of total accounts receivable

As of December 31, 2023:

•
CSL – 74% of total accounts receivable
•
BARDA – 23% of total accounts receivable

The Company monitors its credit exposure through regular assessments of counterparty risk and maintains ongoing collection efforts to mitigate potential credit losses.

Revenue Concentration

The Company generates a substantial portion of its revenue from a limited number of key customers. The following customers accounted for 10% or more of total revenue for each period:

For the year ended December 31, 2024:

•
CSL – 91% of total revenue

For the year ended December 31, 2023:

•
CSL – 92% of total revenue

For the year ended December 31, 2022:

•
CSL – 75% of total revenue
•
Vinbiocare – 12% of total revenue

Given this concentration, the Company’s financial performance and cash flows may be materially impacted if there are changes in demand, contract renewals, or the financial condition of these key customers. The Company continues to evaluate opportunities to expand its customer base and mitigate concentration risk over time.

Joint Ventures, Equity Method Investments and Variable Interest Entities

Investments for which the Company exercises significant influence, but does not have control are accounted for under the equity method. Equity method investment activity is related to the Company's joint venture in ARCALIS, Inc. with Axcelead, Inc. The Company’s share of the investees’ results is presented as either income or loss from equity method investees in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2024, the carrying value of the equity method investment in ARCALIS remained at zero as ARCALIS' cumulative losses exceeded any gains from dilution.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized using the straight-line method over the respective useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Long-lived assets, including property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The determinants used for this evaluation include management’s estimate of an asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objectives. The Company did not recognize any impairment losses for the years ended December 31, 2024, 2023 or 2022.

Comprehensive Income/Loss

Comprehensive income/loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. There was no other comprehensive loss or income tax effect related to unrealized losses in the years ended December 31, 2024, 2023 or 2022.

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

Grant revenue

Grant revenue consists of funding under cost reimbursement programs primarily from federal and non-profit foundation sources for qualified research and development activities performed by the Company. Such amounts are invoiced and recorded as revenue as grant-funded activities are performed, with any advance funding recorded as deferred revenue until the activities are performed.

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

Research and Development Costs, net

All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services), pre-launch inventory, in-process research and development expenses and license agreement expenses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or the services are performed. The Company recognizes grants that fall within the scope of ASC 808 as contra research and development expense in the consolidated statement of operations on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate.

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

General and Administrative Costs

General and administrative expenses consist primarily of personnel-related costs, including share-based compensation, for executives, finance, legal, human resources, business development, and other administrative and operational functions, professional fees, accounting and legal services, information technology and facility-related costs, and expenses associated with obtaining and maintaining intellectual property (“IP”). These costs relate to the operation of the business, unrelated to the research and development function, or any individual program.

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

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Share-Based Compensation

The Company records share-based compensation for equity awards granted to employees, consultants, officers and directors within general and administrative and research and development expenses on the statements of operations and comprehensive income (loss). Share-based compensation is recognized over the requisite service period of the individual awards using the straight-line attribution method, which generally equals the vesting period. Employees and officers’ stock options have a ten-year life and generally vest 25% on the first anniversary of the grant and in 1/36th equal installments on each monthly anniversary thereafter, such that options are fully vested on the four-year anniversary of the date of grant. The exercisability and vesting periods of equity awards granted to consultants and directors vary.

The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, expected dividend yield, and a risk-free interest rate. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. For the nine months ended September 30, 2024, the expected volatility of stock options was based on the historical volatility of a peer group of publicly traded companies. For the three months ended December 31, 2024, the Company used its own historical volatility to estimate expected volatility, as it had accumulated sufficient historical stock price data. The Company has not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The risk-free interest rates used are based on the implied yield currently available in United States Treasury securities at maturity with a term equivalent to the expected term of the stock options. The effect of forfeited or cancelled awards is recorded when the forfeiture or cancellation occurs

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of such amounts shown in the consolidated statement of cash flows:

	As of December 31,
(in thousands)	2024	2023	2022
Cash and cash equivalents	$237,028	$292,005	$391,883
Restricted cash - current	55,000	55,000	—
Non-current Restricted cash	1,885	1,885	2,094
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$293,913	$348,890	$393,977

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

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive shares of common stock for the years ended December 31, 2024 and 2023 were comprised of stock options and restricted stock units. Dilutive shares of stock for the years ended December 31, 2022 were comprised of stock options.

No dividends were declared or paid during the reporting periods.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025. The Company adopted ASU 2023-07 for the annual reporting period beginning on January 1, 2024. See “Note 12, Segment Information” for further information.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose specified information about certain costs and expenses on an interim and annual basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on the financial statement disclosures.

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

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

The following table presents changes in the balances of receivables and contract liabilities related to revenue generating agreements during the year ended December 31, 2024:

(in thousands)	December 31, 2023	Additions	Deductions	December 31, 2024
Contract Assets:
Accounts receivable	$32,064	$98,430	$(126,520)	$3,974
Contract Liabilities:
Deferred revenue	$87,325	$97,599	$(152,806)	$32,118

During the year ended December 31, 2024, the Company recognized $62.6 million in revenue from the deferred revenue balance as of December 31, 2023.

The following table summarizes the Company’s revenue for the periods indicated. Approximately $138.4 million, $154.9 million and $192.7 million of total revenue represents revenue derived from foreign countries for the years ended December 31, 2024, 2023 and 2022, respectively.

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Collaboration revenue:
CSL Seqirus	$138,389	$154,264	$154,425
Vinbiocare	—	—	24,571
Janssen	—	660	9,201
Ultragenyx	—	1,837	3,739
Israel Ministry of Health	—	—	12,500
Other	—	987	1,319
Total collaboration revenue	$138,389	$157,748	$205,755
Grant revenue:
BARDA	$13,921	$9,051	$244
Total grant revenue	$13,921	$9,051	$244

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant revenue arrangements.

CSL Seqirus

On November 1, 2022, the Company entered into a Collaboration and License Agreement (as amended, the “CSL Collaboration Agreement”) with Seqirus, Inc., a part of CSL Limited (“CSL Seqirus”), for the global exclusive rights to research, develop, manufacture, and commercialize vaccines. Under the terms of the CSL Collaboration Agreement, the Company provides CSL Seqirus with an exclusive global license to its mRNA technology (including STARR®) and LUNAR® lipid-mediated delivery, along with mRNA drug substance and drug product manufacturing process. CSL Seqirus will lead development and commercialization of vaccines under the collaboration. The collaboration plans to advance vaccines against SARS-CoV-2 (COVID-19), influenza, pandemic preparedness as well as three other infectious diseases.

The Company received a $200.0 million upfront payment and is eligible to receive over $1.3 billion in development milestones if all products are registered in the licensed fields and entitled to potentially receive up to $3.0 billion in commercial milestones based on “net sales” of vaccines in the various fields. In addition, the Company is eligible to receive a 40% net profit share for COVID-19 vaccine products and up to low double-digit royalties for vaccines against flu, pandemic preparedness and three other pathogens. During 2024, the Company achieved $72.2 million of development and regulatory milestones related to the CSL Collaboration Agreement, of which none was included in accounts receivable as of December 31, 2024.

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

As of December 31, 2024, the transaction price primarily consisted of upfront consideration received and milestones achieved as of December 31, 2024. Additional variable consideration was not included in the transaction price at December 31, 2024 because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The portion of the upfront payment that was allocated to the vaccine license was recognized at the point in time it was transferred in 2022. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized in 2024 reflects variable consideration added to the transaction price upon the achievement of milestones, attributable to the license granted in 2022 and research and development services provided through December 31, 2024.

Total deferred revenue as of December 31, 2024 and 2023 for the CSL Collaboration Agreement was $30.7 million and $87.1 million, respectively.

During 2023, the Company also received an advance payment of $23.6 million for the manufacturing and supply of ARCT-154 drug product. The advance payment was for specified manufacturing runs of ARCT-154 which include the drug substance utilized, as well as the reservation fees and related manufacturing requirements. The Company concluded that the promise to manufacture and supply ARCT-154 drug product is a customer option as part of the CSL Collaboration Agreement and is accounted for as a separate contract. The Company recognized $18.0 million in revenue related to this customer option during the second quarter of 2024. No amount related to this customer option remained in deferred revenue as of December 31, 2024.

During 2023, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the Company agreed to sponsor and conduct a Phase 1 clinical study in the influenza field. As part of the amendment, the Company received $17.5 million from CSL Seqirus. The amendment also provides for up to $1.5 million in additional payments which are achievable upon meeting certain clinical milestones relating to the Phase 1 clinical study in the influenza field. The Company previously concluded that the expansion of research and development support services under the CSL Collaboration Agreement represented an option that was not a material right. Therefore the Company concluded the promise to sponsor and conduct the Phase 1 clinical study is a separate contract and the sole performance obligation under the new arrangement. During the year ended December 31, 2024, the Company recognized revenue of $12.0 million related to the performance obligation compared to $2.4 million during the year ended December 31, 2023. The remaining amount of $3.1 million is included in deferred revenue.

During the fourth quarter of 2023, the Company received an advance payment of $5.3 million from CSL Seqirus for manufacturing activities related to COVID-19 vaccine product. During the first quarter of 2024, the Company received an additional advance payment of $5.1 million from CSL Seqirus for manufacturing activities related to COVID-19 vaccine product. The Company concluded that the promise to perform manufacturing activities is a customer option as part of the CSL Collaboration Agreement and is accounted for as a separate contract. The Company recognized $5.3 million in revenue related to this customer option during the third quarter of 2024 upon the transfer of vaccine product to CSL Seqirus. The remaining $5.1 million is included in deferred revenue as of December 31, 2024 and will be recognized as revenue when the remaining vaccine product is transferred to CSL Seqirus.

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

The Company has concluded that it has no remaining performance obligations under its prior arrangements with Vinbiocare as summarized above as of December 31, 2024. As of December 31, 2024, the Company has accrued liabilities related to this arrangement of $2.4 million in current liabilities that will be paid upon the occurrence of specified events through the end of 2025. Vinbiocare is also eligible to receive a single digit percentage of amounts from net sales, if any, of ARCT-154 (or next-generation COVID vaccine) up to a capped amount of low single digit millions. The Company had no remaining deferred revenue as of December 31, 2024 or 2023.

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

The Company recognized $13.9 million and $9.1 million of grant revenue during the years ended December 31, 2024 and 2023, respectively, which is included in revenue on the Company's consolidated statements of operations. As of December 31, 2024, the remaining available funding net of revenue earned was $40.0 million.

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

The Company's assets measured at fair value on a recurring basis consisted of money market funds. As of December 31, 2024, the Company's had money market funds with a fair value of $230.2 million, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

NOTE 5. Accrued Liabilities Detail

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Accrued compensation	$13,305	$5,918
Cystic Fibrosis Foundation liability	7,443	7,633
Income tax payable	—	641
Current portion of operating lease liability	3,552	4,309
Clinical trial accruals	2,828	2,333
Vinbiocare contractual liabilities	2,421	2,514
Legal accrual	130	177
Other accrued research and development expenses	9,102	8,356
Total	$38,781	$31,881

NOTE 6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Research equipment	$16,864	$16,046
Computers and software	1,131	1,275
Office equipment and furniture	703	958
Leasehold improvements	2,644	2,655
Construction in progress	—	233
Total	$21,342	$21,167
Less accumulated depreciation and amortization	(11,811)	(8,740)
Property and equipment, net	$9,531	$12,427

Depreciation and amortization expense was $3.5 million, $3.0 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Construction in progress is primarily comprised of research equipment not yet placed in service.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

NOTE 7. Debt

Wells Fargo Credit Agreement

On April 21, 2023, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc. entered into a credit agreement with Wells Fargo (the “Credit Agreement”) whereby Wells Fargo will make a $50.0 million revolving credit line available to the Company (the “Loan”) and each Loan evidenced by a revolving line of credit note (the “Note”). On June 26, 2024, the parties entered into Amendment No. 1 to the Credit Agreement, whereby the term was extended by one year to April 2026.

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

The original term of the agreement is two years, with an option for one-year renewals subject to Wells Fargo approval and the Company furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Loan amount for each such renewal. There is no penalty for terminating the facility prior to the maturity date of the Note. As collateral, the Company has agreed to pledge $55.0 million in cash to be held at the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement. No amounts were outstanding as of December 31, 2024.

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

No interest expense was incurred on the Singapore Loan for the year ended December 31, 2024, and $0.5 million and $2.1 million of interest expense was incurred for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company no longer had debt or interest related to this agreement.

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

The Company recorded no interest expense for the year ended December 31, 2024, and for the years ended December 31, 2023 and 2022, the Company recorded interest expense of $0.3 million and $0.9 million, respectively.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

NOTE 8. Stockholders’ Equity

Net (Loss) Income Per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share for the year ended December 31, 2024 and 2023 as they were anti-dilutive totaled 1.4 million and 0.8 million, respectively. Potentially dilutive securities that were not included in the calculation of diluted earnings per share for the year ended December 31, 2022 as they were anti-dilutive totaled 3.7 million.

NOTE 9. Share-Based Compensation

In June 2024 at the Company’s 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increased the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 2,000,000 shares, for a total of up to 10,750,000 shares available for issuance. As of December 31, 2024, a total of 1,834,158 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders is not required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. As of December 31, 2024, a total of 124,697 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Share Options

The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of stock options granted:

	For the Year Ended December 31,
	2024	2023	2022
Expected life (in years)	5.88	6.04	6.05
Expected volatility	91.4%	76.1%	82.1%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	4.24%	3.91%	2.93%
Grant date weighted average fair value	$22.62	$18.87	$15.56

The following table summarizes the Company’s stock option activity for the year ended December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2023	7,971,127	$33.55	7.9 years	$53,295
Granted	740,594	$22.62
Exercised	(228,328)	$20.74
Forfeited/cancelled	(404,641)	$42.43
Outstanding – December 31, 2024	8,078,752	$32.38	7.2 years	$9,247
Exercisable – December 31, 2024	4,983,108	$37.27	6.4 years	$8,796
Exercisable and expected to vest – December 31, 2024	8,078,752	$32.38	7.2 years	$9,247

At December 31, 2024, the total unrecognized compensation cost of $48.5 million will be recognized over the weighted-average remaining service period of approximately 2.6 years. The fair value of the options vested during the years ended December 31, 2024 , 2023 and 2022 was $40.5 million, $35.3 million and $39.2 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $3.3 million, $4.3 million and $1.6 million, respectively.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Restricted Stock Units

In August 2023, the Company granted 18,786 restricted stock units (“RSUs”) to its board of directors, when the market value of the Company's common stock was $34.92 per share. These RSUs fully vested at the Company's 2024 annual stockholders' meeting. However, the release of the units remains subject to specific conditions and will occur only in the event of a board separation or a change in control.

The following table summarizes the Company’s RSU activity for the year ended December 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding – December 31, 2023	18,786	$34.92
Awarded	-
Released	-
Forfeited	-
Outstanding – December 31, 2024	18,786	$34.92

Share-based compensation expenses included in the Company’s statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 were:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Research and development	$18,456	$14,950	$14,081
General and administrative	19,532	19,699	16,530
Total	$37,988	$34,649	$30,611

NOTE 10. Income Taxes

A reconciliation of (loss) income before income taxes for domestic and foreign locations is as follows:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
United States	$81,050	$(27,890)	$10,644
Foreign	—	—	—
Total (loss) income before income taxes	$81,050	$(27,890)	$10,644

A reconciliation of income tax (benefit) expense for the years ended December 31, 2024, 2023 and 2022 is as follows:

	For the Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(11)	$1,246	$1,121
State	7	589	174
Foreign	—	—	—
Total current income tax (benefit) expense	$(4)	$1,835	$1,295

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred income tax expense	—	—	—
Total income tax (benefit) expense	$(4)	$1,835	$1,295

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.9%	1.9%	7.2%
Share-based compensation	(1.9%)	(2.5%)	16.1%
Officers compensation	(3.4%)	(7.4%)	21.8%
Research and development credits	24.0%	20.0%	(40.3%)
Uncertain tax positions	(3.7%)	(2.4%)	9.0%
Change in tax rate	(1.4%)	0.2%	(12.6%)
Change in valuation allowance	(36.1%)	(36.5%)	(9.4%)
Other	(0.2%)	(0.3%)	(1.0%)
Permanent differences	(0.2%)	(0.7%)	0.4%
Provision for income taxes	0.0%	(6.7)%	12.2%

The significant components of deferred income taxes are as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss	$25,413	$19,147
Tax credits	27,472	10,723
Accrued liabilities	2,966	943
Deferred revenue	5,515	7,014
Inventory	—	15,961
Basis difference in equity investments	2,127	2,202
Capitalized R&D	60,104	41,971
Right-of-use lease liability	6,601	7,233
Share-based compensation	14,872	11,618
Total gross deferred tax assets	145,070	116,812
Deferred tax liabilities:
Depreciation and amortization	(858)	(1,184)
Right-of-use asset	(6,168)	(6,822)
Total gross deferred tax liabilities	(7,026)	(8,006)
Valuation allowance	(138,044)	(108,806)
Net deferred tax asset	$—	$—

In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to lack of available sources of taxable income, the Company recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding the future realization of these assets. As of December 31, 2024 and 2023, the Company recorded a valuation allowance of $138.0 million and $108.8 million, respectively. The valuation allowance changed by $29.2 million and $10.2 million for the years ended December 31, 2024 and 2023, respectively.

At December 31, 2024, the Company has federal and state net operating losses, or NOL, carryforwards of approximately $47.5 million and $223.5 million, respectively. The federal net operating loss carryforward includes losses generated in 2018 and after which can be carried forward indefinitely. The state net operating loss carryforward includes $0.4 million of losses that can be carried forward indefinitely. The remaining state net operating losses begin to expire in 2039.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

At December 31, 2024, the Company has federal and state research and development credit carryforwards of approximately $19.8 million and $11.5 million, respectively. The federal credit carryforwards begin to expire in 2037, and the state credits carry forward indefinitely. $0.8 million of the state credit begin to expire in 2037 and the remainder carryforward indefinitely. Additionally, the Company has an Orphan Drug Credit of $4.7 million as of December 31, 2024 which will begin to expire in 2042 unless previously utilized.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382 analysis through December 31, 2024 regarding the limitation of net operating loss carryforwards and other tax attributes. The Company experienced ownership changes in 2018 and 2020; however, the Company estimates that all tax attributes can be utilized. There is a risk that additional ownership changes may occur in the future. If a change in ownership occurs, the NOL carryforwards and other tax attributes could be limited or restricted.

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

A reconciliation of unrecognized tax benefits is as follows (in millions):

	December 31,
	2024	2023
Beginning balance of unrecognized tax benefits	$3.6	$2.9
Decrease for prior period tax positions	1.2	0.1
Increase for current period tax positions	2.0	0.6
Ending balance of unrecognized tax benefits	$6.8	$3.6

Amounts in the summary rollforward would not impact the effective tax rate as the Company maintains a full valuation on its net deferred tax assets. The Company is subject to taxation and files income tax returns in the United States, various U.S. states and foreign jurisdictions. The Company’s tax years from 2014 to date are subject to examination by the U.S., and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s policy is to recognize interest expense and penalties related to income tax matters as income tax expense. There was no tax related interest or penalties recognized for the years ended December 31, 2024, 2023 and 2022.

The Company does not anticipate any material changes to its unrecognized tax benefits within the next twelve months.

NOTE 11. Commitments and Contingencies

Cystic Fibrosis Foundation Therapeutics Funding agreement

On September 25, 2023, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018 and August 1, 2019, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $24.6 million from approximately $15.6 million, (ii) the Company agreed to incur at least $15.0 million toward activities under the research plan. During the fourth quarter of 2023, the Company received the full payment from CFF related to the amendment. For the years ended December 31, 2024, 2023 and 2022, the Company recognized contra expense of $0.2 million, $1.4 million and $5.2 million, respectively. As of December 31, 2024, $7.4 million remained in accrued liabilities.

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

In February 2020, the Company entered into a second non-cancellable operating lease agreement for office space near its current headquarters. The lease extended for 13 months from the commencement date and included a right to extend the lease for one twelve-month period. In February 2021, the Company opted to extend the lease through March 2025 to coincide with the lease term of the Company’s headquarters. In January 2024, the Company vacated this office space with no intention of operating out of the location in the future. The Company was still engaged in the lease for the property and obligated to make the remaining lease payments through March 31, 2025, and therefore recorded an impairment loss in the amount of $1.3 million during the three months ended March 31, 2024, as there was no future economic benefit from the lease. In July 2024, the Company terminated the existing lease agreement, in accordance with its terms, thereby ending their contractual obligation to pay for the premises. As a result, no lease liability remains as of December 31, 2024.

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

As of December 31, 2024, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2025	$4,811
2026	5,274
2027	4,132
2028	3,822
2029	3,937
Thereafter	11,813
Total remaining lease payments	33,789
Less: imputed interest	(5,239)
Total operating lease liabilities	$28,550
Weighted-average remaining lease term (in years)	7.2
Weighted-average discount rate	4.7%

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $4.5 million, $5.6 million and $4.7 million for the years ended December 31, 2024, 2023 and 2023, respectively.

NOTE 12. Segment Information

The Company operates in one business segment, which includes all activities related to the discovery, development and commercialization of messenger RNA medicines. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews and evaluates consolidated net (loss) income for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The CODM does not evaluate the operating segment using asset or liability information.

The following table presents information about reported segment revenues, segment loss and income, and significant segment expenses:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues	$152,310	$166,799	$205,999
Less:
Research and development:
LUNAR-COVID	70,464	81,262	65,136
LUNAR-OTC	9,509	9,315	8,898
BARDA	7,807	5,465	95
LUNAR-CF, net	17,227	14,666	6,931
Early-stage programs	16,096	12,460	9,681
Discovery technologies	6,278	6,405	6,082
Payroll and benefits	57,474	50,924	42,466
Facilities and equipment	10,301	11,636	8,462
Total research and development	195,156	192,133	147,751
General and administrative	52,823	52,871	46,071
Other (1)	(14,728)	(48,480)	2,828
Net (loss) income	$(80,941)	$(29,725)	$9,349

(1) Primarily includes interest income and expense, foreign currency gains and losses, and income taxes. The year ended December 31, 2023 includes a $34.0 million gain on debt extinguishment related to forgiveness of the Singapore Loan.

NOTE 13. Related Party Transactions

See “Note 2, Joint Ventures, Equity Method Investments and Variable Interest Entities” for specific details surrounding the Company’s agreement with Axcelead to form the joint venture entity, ARCALIS, Inc.

NOTE 14. Subsequent Events

None.