Form 10-Q
period 2025-03-31
Arcturus Therapeutics Holdings Inc.
filed 2025-05-12
CIK 1768224

cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 27,120,603 shares of voting common stock outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(in thousands, except par value information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$216,948	$237,028
Restricted cash	38,500	55,000
Accounts receivable	14,572	3,974
Prepaid expenses and other current assets	8,774	9,977
Total current assets	278,794	305,979
Property and equipment, net	8,867	9,531
Operating lease right-of-use assets, net	25,739	26,674
Non-current restricted cash	18,385	1,885
Total assets	$331,785	$344,069
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,179	$7,194
Accrued liabilities	30,559	38,781
Deferred revenue	12,671	19,514
Total current liabilities	49,409	65,489
Deferred revenue, net of current portion	9,630	12,604
Operating lease liability, net of current portion	23,987	24,998
Long-term debt	15,000	-
Total liabilities	98,026	103,091
Stockholders’ equity
Common stock, $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 27,121 at March 31, 2025 and 27,096 at December 31, 2024	27	27
Additional paid-in capital	696,615	689,758
Accumulated deficit	(462,883)	(448,807)
Total stockholders’ equity	233,759	240,978
Total liabilities and stockholders’ equity	$331,785	$344,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
Revenue:
Collaboration revenue	$25,477	$32,598
Grant revenue	3,905	5,414
Total revenue	29,382	38,012
Operating expenses:
Research and development, net	34,893	53,573
General and administrative	11,315	14,851
Total operating expenses	46,208	68,424
Loss from operations	(16,826)	(30,412)
Loss from foreign currency	(21)	(53)
Finance income, net	2,771	4,016
Net loss before income taxes	(14,076)	(26,449)
Provision for income taxes	—	368
Net loss	$(14,076)	$(26,817)
Net loss per share, basic and diluted	$(0.52)	$(1.00)
Weighted-average shares outstanding, basic and diluted	27,107	26,879
Comprehensive loss:
Net loss	$(14,076)	$(26,817)
Comprehensive loss	$(14,076)	$(26,817)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2024	27,096	$27	$689,758	$(448,807)	$240,978
Net loss	—	—	—	(14,076)	(14,076)
Share-based compensation expense	—	—	6,662	—	6,662
Issuance of common stock upon exercise of stock options	25	—	195	—	195
Balance – March 31, 2025	27,121	$27	$696,615	$(462,883)	$233,759

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2023	26,828	$27	$646,352	$(367,866)	$278,513
Net loss	—	—	—	(26,817)	(26,817)
Share-based compensation expense	—	—	10,088	—	10,088
Issuance of common stock upon exercise of stock options	89	—	2,188	—	2,188
Balance – March 31, 2024	26,917	$27	$658,628	$(394,683)	$263,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating activities
Net loss	$(14,076)	$(26,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	801	904
Share-based compensation expense	6,662	10,088
Foreign currency transaction loss	21	53
Changes in assets and liabilities:
Accounts receivable	(10,598)	5,007
Prepaid expense and other assets	1,203	2,186
Right-of-use assets	935	1,823
Accounts payable	(1,015)	3,865
Accrued liabilities	(8,243)	2,339
Deferred revenue	(9,817)	(4,014)
Lease liabilities	(1,011)	(991)
Net cash used in operating activities	(35,138)	(5,557)
Investing activities
Acquisition of property and equipment	(137)	(240)
Net cash used in investing activities	(137)	(240)
Financing activities
Proceeds from exercise of stock options	195	2,188
Proceeds from debt	15,000	—
Net cash provided by financing activities	15,195	2,188
Net decrease in cash, cash equivalents and restricted cash	(20,080)	(3,609)
Cash, cash equivalents and restricted cash at beginning of the period	293,913	348,890
Cash, cash equivalents and restricted cash at end of the period	$273,833	$345,281

	Three Months Ended March 31,
	2025	2024
Non-cash investing activities
Non-cash asset disposal	$—	$473
Right-of-use assets acquired through operating leases	$—	$2,736

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

There were no significant changes to our significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the condensed consolidated financial statements and disclosures.

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

The following table presents changes during the three months ended March 31, 2025 in the balances of contract assets and liabilities as compared to what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

(in thousands)	December 31, 2024	Additions	Deductions	March 31, 2025
Contract Assets:
Accounts receivable	$3,974	$19,565	$(8,967)	$14,572
Contract Liabilities:
Deferred revenue	$32,118	$19,565	$(29,382)	$22,301

The following table summarizes the Company’s revenues for the periods indicated.

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Collaboration Revenue:
CSL Seqirus	$25,473	$32,381
Other collaboration revenue	4	217
Total collaboration revenue	$25,477	$32,598
Grant revenue:
BARDA	$3,905	$5,414
Total grant revenue	$3,905	$5,414

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

The Company received a $200.0 million upfront payment and is eligible to receive over $1.3 billion in development milestones if all products are registered in the licensed fields and entitled to potentially receive up to $3.0 billion in commercial milestones based on “net sale” of vaccines in the various fields. In addition, the Company is eligible to receive a 40% net profit share for COVID-19 vaccine products and up to low double-digit royalties for vaccines against flu, pandemic preparedness and three other respiratory pathogens. During the first quarter of 2025, upon the regulatory approval of KOSTAIVE in the European Union (the “EU”), the Company achieved an initial $8.0 million milestone related to the CSL Collaboration Agreement which was included in accounts receivable as of March 31, 2025. Additionally, during the first quarter of 2025, the Company achieved a $7.0 million development milestone related to the CSL Collaboration Agreement.

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

As of March 31, 2025, the transaction price consisted of upfront consideration received and milestones achieved. Additional variable consideration was not included in the transaction price as of March 31, 2025 because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The vaccine license was recognized at the point in time it was transferred in 2022. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized in the first quarter of 2025 relates to the license delivered, milestones achieved and services performed through March 31, 2025.

Total deferred revenue as of March 31, 2025 and December 31, 2024 for the CSL Collaboration Agreement was $20.8 million and $30.7 million, respectively.

During 2023, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the Company agreed to sponsor and conduct a Phase 1 clinical study in the influenza field. As part of the amendment, the Company received $17.5 million from CSL Seqirus. The amendment also provides for up to $1.5 million in additional payments which are achievable upon meeting certain clinical milestones relating to the Phase 1 clinical study in the influenza field. The Company previously concluded that the expansion of research and development support services under the CSL Collaboration Agreement represented an option that was not a material right. Therefore, the Company concluded the promise to sponsor and conduct the Phase 1 clinical study is a separate contract and the sole performance obligation under the new arrangement. During the quarter ended March 31, 2025, the Company recognized $0.7 million related to the performance obligation and the remaining amount of $2.4 million is included in deferred revenue.

During the fourth quarter of 2023, the Company received an advance payment of $5.3 million from CSL Seqirus for manufacturing activities related to COVID-19 vaccine product. During the first quarter of 2024, the Company received an additional advance payment of $5.1 million from CSL Seqirus for manufacturing activities related to COVID-19 vaccine product. The Company concluded that the promise to perform manufacturing activities is a customer option as part of the CSL Collaboration Agreement and is accounted for as a separate contract. The Company recognized $5.3 million in revenue related to this customer option during the third quarter of 2024 upon the transfer of vaccine product to CSL Seqirus. The remaining $5.1 million, along with an estimated adjustment for costs in excess of previously invoiced amounts, was recognized as revenue during the quarter ended March 31, 2025 when the remaining vaccine product was transferred to CSL Seqirus.

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

As of March 31, 2025, the remaining available funding net of revenue earned was $36.1 million.

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

As of March 31, 2025 and December 31, 2024, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Other Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Research equipment	$17,001	$16,864
Computers and software	1,131	1,131
Office equipment and furniture	703	703
Leasehold improvements	2,644	2,644
Total	21,479	21,342
Less accumulated depreciation and amortization	(12,612)	(11,811)
Property and equipment, net	$8,867	$9,531

Depreciation and amortization expense was $0.8 million for the three months ended March 31, 2025 and $0.9 million for the three months ended March 31, 2024.

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued compensation	$6,355	$13,305
Cystic Fibrosis Foundation liability	7,050	7,443
Current portion of operating lease liability	3,671	3,552
Clinical trial accruals	2,456	2,828
Vinbiocare contractual liabilities	2,421	2,421
Legal accrual	126	130
Other accrued research and development expenses	8,480	9,102
Total	$30,559	$38,781

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows as of March 31, 2025 and 2024:

(in thousands)	March 31, 2025	March 31, 2024
Cash and cash equivalents	$216,948	$288,396
Restricted cash	38,500	55,000
Non-current restricted cash	18,385	1,885
Total cash, cash equivalents and restricted cash	$273,833	$345,281

Restricted cash includes collateral pledged and held in the Company’s securities accounts pursuant to a security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) (Note 5). As of March 31, 2025, such collateral amounted to $55.0 million.

Restricted cash also includes cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord of the Company’s offices. As of March 31, 2025 and 2024, the Company had restricted cash of $1.9 million in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term. As of March 31, 2025, non-current restricted cash also includes $16.5 million related to the Wells Fargo Loan (Note 5).

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

The term of the agreement was originally two years, with an option for one-year renewals subject to Wells Fargo approval and Arcturus Therapeutics furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Loan amount for each such renewal. There is no penalty for terminating the facility prior to the maturity date of the Note. As collateral, the Company has agreed to pledge $55.0 million in cash to be held in the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement. In June 2024, Arcturus Therapeutics and Wells Fargo entered into an amendment to the Note, whereby the term of the Note was extended by one year to April 2026. In March 2025, the Company drew down $15.0 million from the Loan, which was subsequently repaid in April 2025.

Note 6. Stockholders’ Equity

Net Loss per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share as they were anti-dilutive for the three months ended March 31, 2025 and 2024 totaled 0.5 million and 1.4 million, respectively.

Sales Agreement

On December 23, 2022, the Company entered into a Controlled Equity Offering℠ Sales Agreement, which was amended on August 7, 2023 (as amended, the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”),Wells Fargo Securities, LLC (“Wells Fargo Securities”), and William Blair & Company, L.L.C. (“William Blair”) relating to shares of the Company's common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $200,000,000 from time to time through Cantor, Wells Fargo Securities, or William Blair, each acting as the Company's sales agent. During the period ended March 31, 2025 the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement.

Note 7. Share-Based Compensation Expense

In June 2024 at the Company’s 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increased the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 2,000,000 shares, for a total of up to 10,750,000 shares available for issuance. As of March 31, 2025, a total of 1,177,945 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders is not required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. As of March 31, 2025, a total of 127,419 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Share-Based Compensation

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$3,744	$4,803
General and administrative	2,918	5,285
Total	$6,662	$10,088

Note 8. Income Taxes

The Company is subject to taxation in the United States and various states. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory rate is due to federal and state income tax expense offset by valuation allowance on the Company's deferred tax assets.

For the three months ended March 31, 2025 and 2024, the Company recorded no income tax expense and $0.4 million of income tax expense, respectively. No tax benefit was provided for losses incurred in the United States because those losses are offset by a full valuation allowance.

Note 9. Commitments and Contingencies

Cystic Fibrosis Foundation Agreement

On September 25, 2023, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018 and August 1, 2019, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $24.6 million from approximately $15.6 million, and (ii) the Company agreed to incur at least $15.0 million toward activities under the research plan. During the fourth quarter of 2023, the Company received the full payment from CFF related to the amendment. For the three months ended March 31, 2025 and 2024, the Company recognized a contra expense of $0.4 million and no contra expense, respectively, related to CFF. As of March 31, 2025 and December 31, 2024, $7.1 million and $7.4 million, respectively, remained in accrued liabilities.

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

As of March 31, 2025, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2025 (remainder of year)	$3,589
2026	5,274
2027	4,132
2028	3,822
2029	3,937
Thereafter	11,812
Total remaining lease payments	32,566
Less: imputed interest	(4,908)
Total operating lease liabilities	$27,658
Weighted-average remaining lease term	7.0
Weighted-average discount rate	4.7%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $1.3 million for the three months ended March 31, 2025 and $1.4 million for the three months ended March 31, 2024, respectively.

Note 10. Segment Information

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

The following table presents information about reported segment revenues, segment loss and income, and significant segment expenses:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues	$29,382	$38,012
Less:
Research and development:
LUNAR-COVID	5,809	20,730
LUNAR-OTC	1,576	1,383
BARDA	2,481	3,235
LUNAR-CF, net	7,148	1,195
Early-stage programs	—	6,168
Discovery technologies	2,187	1,190
Payroll and benefits	13,043	15,517
Facilities and equipment	2,649	4,155
Total research and development	34,893	53,573
General and administrative	11,315	14,851
Other (1)	(2,750)	(3,595)
Net loss	$(14,076)	$(26,817)

(1) Primarily includes interest income.

Note 11. Related Party Transactions

See “Note 1, Joint Ventures, Equity Method Investments and Variable Interest Entities” for specific details surrounding the Company’s agreement with Axcelead to form the joint venture entity, ARCALIS, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three-month period ended March 31, 2025. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 6, 2025. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2024 Annual Report.

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

Overview

We are a messenger RNA medicines company focused on the development of infectious disease vaccines and opportunities within liver and respiratory rare diseases. We developed the world’s first approved self-amplifying messenger RNA (sa-mRNA) vaccine, KOSTAIVE®(“KOSTAIVE”). KOSTAIVE achieved approval in Japan in 2023 as a vaccine against COVID-19. Sales of KOSTAIVE began in Japan in October 2024, marking our transition to a commercial stage company.

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

Our internal pipeline includes RNA therapeutic candidates to potentially treat ornithine transcarbamylase (OTC) deficiency and cystic fibrosis (CF), both rare diseases. Given current market conditions, we have made a strategic decision to streamline resources to focus on our mRNA therapeutics pipeline. In our vaccine program, we have partnered with Seqirus, Inc. (“CSL Seqirus”), a part of CSL Limited and one of the world’s leading influenza vaccine providers, on the development and commercialization of mRNA vaccines for COVID-19, influenza and certain other infectious diseases.

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

In November 2023, KOSTAIVE received marketing authorization approval from the Japanese Ministry of Health, Labour and Welfare for use as a primary immunization and booster in Japan for adults 18 years and older. Commercial sales of KOSTAIVE began in Japan in October 2024 by Meiji Seika Pharma (“Meiji”), CSL Seqirus’ exclusive partner in Japan.

KOSTAIVE® is the brand name approved in Japan and Europe for ARCT-154, which is the version of the sa-mRNA COVID vaccine encoding the ancestral strain of SARS-CoV-2, and for updated variant-specific versions of this vaccine. We may use KOSTAIVE or the specific internally generated name, such as ARCT-154, to identify the vaccine.

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

Approval of KOSTAIVE (ARCT-154) in Europe

In February 2025, the European Commission granted marketing authorization for KOSTAIVE (ARCT-154) for individuals 18 years of age and older. The European Commission approval follows a positive opinion adopted by the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) on December 12, 2024. The centralized marketing authorization of KOSTAIVE provided by the EC is valid in all 27 European Union (EU) member states and 3 additional European Economic Area (EEA) countries summarized here: Austria, Belgium, Bulgaria, Croatia, Republic of Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Liechtenstein, Lithuania, Luxembourg, Malta, The Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain and Sweden. The approval of KOSTAIVE in Europe, as well as the approval in Japan, are significant milestones, which further validate our LUNAR and STARR platforms, as well as sa-mRNA more generally as a meaningful modality.

Clinical Studies of KOSTAIVE (COVID-19 vaccine)

In connection with our collaboration with CSL Seqirus, we continue to collect data from various ongoing studies. See the 2024 Annual Report for a description of studies.

Recent KOSTAIVE Publications

In April 2025, we published a comprehensive analysis of safety data for KOSTAIVE®, with a 12-month follow-up from the pivotal clinical study in Vietnam (NCT05012943), which had 17,582 participants who received at least one dose of the study vaccine (https://doi.org/10.1080/14760584.2025.2487542). The study confirmed the favorable reactogenicity profile. Acceptable tolerability of ARCT-154 was also observed in older participants and in those liable to severe consequences of COVID-19 due to underlying medical conditions. ARCT-154 is the version of KOSTAIVE encoding the ancestral strain of the COVID-19 virus. Long-term follow-up has not revealed any safety concerns, with no reports of myocarditis or pericarditis. No serious consequences occurred in several pregnancies reported after vaccination. Long-term data from this large trial suggest that the sa-mRNA COVID-19 vaccine (ARCT-154; KOSTAIVE) is safe and well-tolerated.

In April 2025, our Japanese partner, Meiji, published an analysis characterizing the distribution and clearance of ARCT-154 encoded spike protein and non-structural proteins nsP1, nsP2, nsP3 and nsP4 in the lymph nodes and injection-site muscle in mice following a single vaccination. The study showed the encoded spike protein reached its highest level approximately three days after vaccination and quickly disappeared from the injection site muscle. The spike protein levels also peaked at an early time point in the lymph nodes, it remained detectable 28 days after the vaccination and disappeared by 44 days after the vaccination. Expression of nsP1, nsP2 and nsP4 was observed in the injected muscle and/or the lymph nodes for up to 15 days post-vaccination. The data indicates that the extended expression of spike proteins in lymph nodes may be responsible for the induction of higher and prolonged levels of neutralizing antibodies. The study also confirmed that the self-replication is limited over time.

Seasonal Influenza Program Updates

A Phase 1 dose-finding safety and immunogenicity study was initiated in January 2024 in Australia and completed recruitment of 132 young and older participants. The immunological testing and assessment of the study results are ongoing.

Pandemic Avian Influenza Program (H5N1 Influenza) Updates

Our LUNAR-H5N1 program, which is part of the CSL Collaboration Agreement, continues to progress under the award from BARDA that we obtained in 2022 to advance through Phase 1 a vaccine to protect against disease caused by H5N1 highly-pathogenic avian influenza.

The Phase 1 study of ARCT-2304, an sa-mRNA vaccine candidate, also known as LUNAR-H5N1, initiated dosing in December 2024 and continues to advance. We recently completed the recruitment of 212 adults (132 participants 18-59 years old; 80 participants 60+ years old) for the randomized placebo-controlled Phase 1 trial (NCT06602531), which is being conducted at multiple sites in the U.S. The primary objective of this initial clinical trial is to evaluate the safety and immune responses of three different dose levels and two different vaccination schedules of the ARCT-2304 vaccine. Immune responses are measured by hemagglutination inhibition (HAI), virus microneutralization (MN) and neuraminidase enzyme-linked lectin assays (ELLA). The recruitment in this study was completed in April 2025.

In April 2025, the U.S. Food and Drug Administration (“FDA”) granted Fast Track Designation for ARCT-2304. This designation recognizes the potential of ARCT-2304 as an innovative approach to address unmet medical needs for the prevention of disease caused by pandemic influenza A virus H5N1, a significant global health risk. Fast Track Designation from the FDA is granted to vaccines intended to prevent serious conditions caused by infectious diseases. The designation is designed to expedite the development and review process, providing several benefits, including enhanced communication with the FDA, eligibility for priority review, and the possibility of a rolling review.

Key Updates on Arcturus-Owned mRNA Therapeutic Development Candidates

•
LUNAR-CF/ARCT-032. Our program for cystic fibrosis is being supported in part by the Cystic Fibrosis Foundation (“CFF”). In 2023, we initiated and successfully completed a safety and tolerability Phase 1 single ascending dose study of ARCT-032 (LUNAR-CF), our mRNA therapeutic candidate for cystic fibrosis (CF). Thirty-two healthy participants (eight subjects in each of four dose cohorts) received a single inhaled dose of ARCT-032. A subsequent protocol amendment to transition to a safety and tolerability Phase 1b clinical study of ARCT-032 in adults with CF received regulatory approval in August 2023 and completed dosing and follow-up visits for seven CF participants in August 2024, with each CF participant having received two administrations of ARCT-032 separated by two days.
o
We are advancing enrollment in our ARCT-032 Phase 2 multiple ascending dose study to identify a safe and effective dose in Class I (null) and other CF participants who do not benefit from CFTR modulators. The U.S. IND including Phase 2 protocol was allowed to proceed in August 2024. We initiated dosing in the study in US in December 2024. This study is supported by safety and tolerability data collected in healthy volunteers (N = 32) and the two-administration Phase 1b study in CF adults. Each participant in the Phase 2 CF study (NCT06747858) is expected to receive daily treatments of ARCT-032 over a period of 28 days.
•
LUNAR-OTC/ARCT-810. The LUNAR-OTC development program addresses ornithine transcarbamylase (OTC) deficiency, a rare, life-threatening, genetic disease caused by mutations in the OTC gene that lead to dysfunctional or deficient OTC.
o
In June 2024, we expanded the Phase 2 clinical program of ARCT-810 to the U.S. with an open-label, multiple-dose study to evaluate pharmacodynamics and safety in adult and adolescent patients requiring clinical management for OTC-deficiency. The first OTC deficient participant receiving 0.5mg/kg of ARCT-810 initiated dosing in December 2024. We continue to enroll participants in the study. Each participant is expected to receive five intravenous infusions administered over two months. We previously completed the dosing phase (N=8; 0.3 mg/kg) of a placebo-controlled European Phase 2 double-blind study enrolling OTC deficient individuals.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Report and our audited financial statements and related notes for the year ended December 31, 2024. Our historical results of operations and the year-to-year comparisons of our results of operations that follow are not necessarily indicative of future results.

Revenue

We enter into arrangements with pharmaceutical and biotechnology partners and government agencies that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise and exclusivity fees and royalties on future sales. The following table summarizes our total revenues for the periods indicated:

	Three Months Ended March 31,		Change 2025 vs 2024
(in thousands)	2025	2024	Change	%
Revenue	$29,382	$38,012	$(8,630)	-23%

Revenue decreased by $8.6 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease during the three months ended March 31, 2025 primarily relates to a $6.9 million decrease in revenue related to the CSL Collaboration Agreement, primarily caused by smaller milestone achievements and less amortization as KOSTAIVE transitions from a development program to the commercial phase. The remaining decrease is due to a $1.7 million decrease in revenue related to the BARDA Contract as well other revenue agreements.

Operating Expense

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended March 31,		Change 2025 vs 2024
(in thousands)	2025	2024	$ change	% change
Operating expenses:
Research and development, net	$34,893	$53,573	$(18,680)	-35%
General and administrative	11,315	14,851	(3,536)	-24%
Total	$46,208	$68,424	$(22,216)	-32%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended March 31,		Change 2025 vs 2024
(in thousands)	2025	2024	$ change	% change
LUNAR-COVID	$5,809	$20,730	$(14,921)	-72%
LUNAR-OTC	1,576	1,383	193	14%
BARDA	2,481	3,235	(754)	-23%
LUNAR-CF, net	7,148	1,195	5,953	*
Early-stage programs	-	6,168	(6,168)	*
Discovery technologies	2,187	1,190	997	84%
Payroll and benefits	13,043	15,517	(2,474)	-16%
Facilities and equipment	2,649	4,155	(1,506)	-36%
Total research and development expenses, net	$34,893	$53,573	$(18,680)	-35%

* Greater than 100%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities. Research and development expenses were $34.9 million for the three months ended March 31, 2025, compared with $53.6 million for the three months ended March 31, 2024, primarily reflecting a decrease in manufacturing costs related to the LUNAR-COVID and LUNAR-FLU programs, offset by an increase in clinical and manufacturing costs related to the LUNAR-CF and LUNAR-OTC programs as we have shifted our focus to our clinical stage programs. The remaining decrease is primarily attributable to a decrease in payroll and benefits costs and a decrease in facilities and equipment costs. We expect that our research and development efforts and associated costs will continue to be substantial over the next several years as our pipeline progresses.

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

Payroll and benefits primarily consists of employee salaries and benefits, share-based compensation and consultant costs. We expect that payroll and benefits costs will not increase over the next twelve months due to reduced share-based compensation expense.

Facilities and equipment expenses include rent, common area maintenance (“CAM”) costs, depreciation, shipping costs and various other costs related to the operation of our two office and laboratory locations. These costs decreased during the first quarter of 2025 as compared to the first quarter of 2024, as we downsized from three to two facilities. Facilities and equipment expenses are not expected to increase during the next twelve months.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses were $11.3 million for the three months ended March 31, 2025, compared with $14.9 million for the three months ended March 31, 2024. The decrease in general and administrative expenses was primarily attributable to reduced share-based compensation costs.

Finance income (expense), net

	Three Months Ended March 31,		Change 2025 vs 2024
(in thousands)	2025	2024	$ change	% change
Interest income	$2,771	$4,016	$(1,245)	-31%

Interest income is generated on cash and cash equivalents. The decrease in interest income for the three months ended March 31, 2025 as compared to the comparable period last year was primarily the result of lower interest rates and a decrease in cash and cash equivalents during the three months ended March 31, 2025.

Off-balance sheet arrangements

Through March 31, 2025, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended March 31, 2025, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements and government contracts, the sale of capital stock and long-term debt. Through the first quarter of 2025, we have achieved a total of approximately $488.1 million in upfront payments and milestones from CSL Seqirus, including milestones of $15.0 million achieved in the current quarter. We expect to receive future payments from CSL Seqirus primarily by meeting future milestones related to the CSL Collaboration Agreement. As of March 31, 2025, the Company’s balance of cash and cash equivalents, including restricted cash, was $273.8 million.

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

Wells Fargo Credit Agreement

On April 21, 2023, the Company’s wholly-owned subsidiary, Arcturus Therapeutics, Inc. entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) whereby Wells Fargo agreed to make a $50.0 million revolving credit line available to the Company (as amended, the “Wells Fargo Loan”) with each Wells Fargo Loan evidenced by a revolving line of credit note (each, a “Note”). On June 26, 2024, the parties entered into Amendment No. 1 to the Wells Fargo Loan, whereby the term was extended by one year to April 2026. During the three months ended March 31, 2025, we drew down $15.0 million which was subsequently repaid in April 2025.

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

Grant from the Biomedical Advanced Research and Development Authority

On August 31, 2022, we entered into a cost reimbursement contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (“HHS”) to support the development of a low-dose pandemic influenza candidate based on our proprietary self-amplifying messenger RNA-based vaccine platform. The BARDA Contract is to support our non-clinical and pre-clinical development, early-stage clinical development through Phase 1, and associated drug product manufacturing, regulatory and quality-assurance activities over a period of three years. It provides for reimbursement by BARDA of our permitted costs up to $63.2 million. As of March 31, 2025, the remaining available funding net of revenue earned was $36.1 million.

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

Overview

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$(35,138)	$(5,557)
Investing activities	(137)	(240)
Financing activities	15,195	2,188
Net decrease in cash and restricted cash	$(20,080)	$(3,609)

Operating Activities

Net cash used in operating activities was $35.1 million for the three months ended March 31, 2025, compared to a $5.6 million for the three months ended March 31, 2024. The increase was primarily driven by a $15.6 million use of cash in accounts receivable due to the timing of invoicing and collections. It was also impacted by a $15.5 million unfavorable change in both accrued liabilities and accounts payable related to payment timing, and a $5.8 million use of cash in deferred revenue, reflecting the recognition of amounts received under CSL supply agreements. Additionally, a $3.4 million reduction in non-cash share-based compensation contributed to the higher cash usage. These factors were partially offset by an $12.7 million improvement in net loss.

Investing Activities

Net cash used in investing activities of $0.1 million for the three months ended March 31, 2025, and $0.2 million for the three months ended March 31, 2024, reflected the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities was $15.2 million for the three months ended March 31, 2025, compared to a $2.2 million for the three months ended March 31, 2024. The increase was primarily due to the receipt of $15.0 million in debt proceeds during the current quarter.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. As such, we make certain estimates, judgments and assumptions that we believe are reasonable, based upon information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our reported results of operations and financial condition. We describe our significant accounting policies more fully in Note 2 to our consolidated financial statements for the year ended December 31, 2024.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. Due to the nature of our cash and cash equivalents, we believe that we are not subject to any material market risk exposure. We maintain an immaterial amount of foreign currency, which we do not consider to pose a material risk. We do not use derivative financial instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, and our principal financial and accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Material Weakness in Internal Control over Financing Reporting Existing as of March 31, 2025

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weakness disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 continued to exist as of March 31, 2025. Specifically, management concluded that the following material weakness existed as of March 31, 2025:

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

Plan for Remediation of Material Weakness

Our remediation efforts are ongoing, and we will continue our initiatives to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. We are committed to making the necessary changes and improvements to our system of controls to address the material weakness in internal control over financial reporting described above.

Management has implemented or is in the process of implementing new or enhanced internal control procedures intended to both address the material weakness identified and strengthen our overall financial control environment, including:

•
updated and enhanced the IT policies and relevant internal controls to consider and address ITGCs including access security and change management;
•
limited elevated access profiles in financially relevant IT systems and software to appropriate personnel;

•
developed, enhanced and consistently applied access administration controls over provisioning, deprovisioning, and authentication;
•
developed and enhanced user access reviews for financially relevant IT systems;
•
designed and refined controls over change management and IT operations controls to monitor critical interface jobs;
•
implemented an additional detective control over change management to strengthen management’s control framework;
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

We are in the process of implementing the remediation activities as of the date of this report and believe that upon completion, we will have strengthened our ITGCs, and controls related to accounting for collaboration arrangements to address and successfully remediate the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation activities in the fiscal year 2025. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.

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

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we strongly encourage you to review. There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Commission on March 6, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

10.3***

Amended and Restated Amendment to Development and Option Agreement, dated as of September 28, 2018, by and between CureVac AG and Arcturus Therapeutics Inc. Incorporated by reference to Exhibit 99.2 to the Company’s Report of Foreign Private Issuer on Form 6-K filed on October 1, 2018 (File No. 001-35932).

10.4***

Research and Exclusive License Agreement, by and between Arcturus Therapeutics, Inc. and Synthetic Genomics, Inc., effective October 24, 2017. Incorporated by reference to Exhibit 4.8 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.5***

Research Collaboration and License Agreement, by and between Arcturus Therapeutics, Inc. and Ultragenyx Pharmaceutical Inc., entered into as of October 26, 2015, as amended October 17, 2017 and April 20, 2018. Incorporated by reference to Exhibit 4.10 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.6***

Third Amendment to Research Collaboration and License Agreement, by and between Arcturus Therapeutics, Inc. and Ultragenyx Pharmaceutical Inc., effective June 18, 2019. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 20, 2019 (File No. 001- 38942).

10.7***

Letter Agreement, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation, dated May 16, 2017. Incorporated by reference to Exhibit 4.11 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.8***

Amendment No. 2 to Letter Agreement, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation, dated August 1, 2019. Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2019.

10.9***

Development and Option Agreement, by and between Arcturus Therapeutics, Inc. and CureVac AG, dated January 1, 2018, as amended May 3, 2018. Incorporated by reference to Exhibit 4.12 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.10***

Third Amendment to Development and Option Agreement, by and between Arcturus Therapeutics, Inc. and CureVac AG, dated July 26, 2019. Incorporated by reference to Exhibit 10.20 to Form 10-Q filed on August 14, 2019 (File No. 001-38942).

10.11***

License Agreement, by and between Arcturus Therapeutics, Inc., as successor-in-interest to Marina Biotech, Inc., and Protiva Biotherapeutics Inc., dated as of November 28, 2012. Incorporated by reference to Exhibit 4.14 to Form 20-F/A filed on July 10, 2018 (File No. 001-35932).

10.12***

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

10.16***

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

10.24***

Cost Reimbursement Contract dated August 31, 2022, by and between Arcturus Therapeutics Holdings Inc. and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-38942).

10.25***

Study Support Agreement, dated October 31, 2022, by and between Arcturus Therapeutics, Inc. and Vinbiocare Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 4, 2022 (File No. 001-38942).

10.26***

Collaboration and License Agreement, dated November 1, 2022, by and between Arcturus Therapeutics Holdings Inc. and CSL Limited. Incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-38942).

10.27***

Manufacturing Support Agreement Termination Letter, dated March 23, 2023, by and between Arcturus Therapeutics, Inc. and the Economic Development of Singapore. Incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K filed on March 29, 2023 (File No. 001-38942).

10.28***

Credit Agreement dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-38942).

10.29***

Security Agreement dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.29 to Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-38942).

10.30***

Revolving Line of Credit Note dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-38942).

10.31***

Amendment Number One to Collaboration and License Agreement, dated August 3, 2023, by and between Arcturus Therapeutics, Inc. and Seqirus Inc. Incorporated by reference to Exhibit 10.31 to Quarterly Report on Form 10-Q filed on November 14, 2023 (File No. 001-38942).

10.32***

Amendment No. 4 to Letter Agreement, dated September 25, 2023, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation. Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed on November 14, 2023 (File No. 001-38942).

10.33***

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

10.35***

First Amendment to Credit Agreement and First Amendment to Revolving Line of Credit, dated June 26, 2024, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.35 to Quarterly Report on Form 10-Q filed on August 5, 2024 (File No. 001-38942).

10.36*	Fifth Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated July 12, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Arcturus Therapeutics Holdings Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing

*** Certain confidential portions of this exhibit have been redacted from the publicly filed document because such portions are (i) not material and (ii) would be competitively harmful if publicly disclosed.

† Management compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: May 12, 2025	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer Principal Financial and Accounting Officer