Form 10-Q
period 2025-06-30
Arcturus Therapeutics Holdings Inc.
filed 2025-08-11
CIK 1768224

cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 27,154,529 shares of voting common stock outstanding.

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
•
continued compliance by our strategic partners and collaborators, including CSL Seqirus, under our existing collaboration agreements;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(in thousands, except par value information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$196,467	$237,028
Restricted cash	55,000	55,000
Accounts receivable	17,204	3,974
Prepaid expenses and other current assets	5,832	9,977
Total current assets	274,503	305,979
Property and equipment, net	8,088	9,531
Operating lease right-of-use assets, net	24,794	26,674
Non-current restricted cash	1,885	1,885
Total assets	$309,270	$344,069
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,623	$7,194
Accrued liabilities	24,629	38,781
Deferred revenue	11,263	19,514
Total current liabilities	46,515	65,489
Deferred revenue, net of current portion	8,769	12,604
Operating lease liability, net of current portion	22,933	24,998
Total liabilities	78,217	103,091
Stockholders’ equity
Common stock, $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 27,148 at June 30, 2025 and 27,096 at December 31, 2024	27	27
Additional paid-in capital	703,089	689,758
Accumulated deficit	(472,063)	(448,807)
Total stockholders’ equity	231,053	240,978
Total liabilities and stockholders’ equity	$309,270	$344,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue:
Collaboration revenue	$24,510	$45,976	$49,987	$78,574
Grant revenue	3,791	3,883	7,696	9,297
Total revenue	28,301	49,859	57,683	87,871
Operating expenses:
Research and development, net	29,579	58,669	64,471	112,242
General and administrative	10,338	12,316	21,654	27,167
Total operating expenses	39,917	70,985	86,125	139,409
Loss from operations	(11,616)	(21,126)	(28,442)	(51,538)
Loss from foreign currency	(127)	(388)	(149)	(441)
Finance income, net	2,567	4,148	5,339	8,164
Net loss before income taxes	(9,176)	(17,366)	(23,252)	(43,815)
Provision (benefit) for income taxes	4	(150)	4	218
Net loss	$(9,180)	$(17,216)	$(23,256)	$(44,033)
Net loss per share, basic and diluted	$(0.34)	$(0.64)	$(0.86)	$(1.64)
Weighted-average shares outstanding, basic and diluted	27,129	26,967	27,118	26,923
Comprehensive loss:
Net loss	$(9,180)	$(17,216)	$(23,256)	$(44,033)
Comprehensive loss	$(9,180)	$(17,216)	$(23,256)	$(44,033)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2024	27,096	$27	$689,758	$(448,807)	$240,978
Net loss	—	—	—	(14,076)	(14,076)
Share-based compensation expense	—	—	6,662	—	6,662
Issuance of common stock upon exercise of stock options	25	—	195	—	195
Balance – March 31, 2025	27,121	$27	$696,615	$(462,883)	$233,759
Net loss	—	—	—	(9,180)	(9,180)
Share-based compensation expense	—	—	6,200	—	6,200
Issuance of common stock upon exercise of stock options	27	—	274	—	274
Balance at June 30, 2025	27,148	$27	$703,089	$(472,063)	$231,053

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2023	26,828	$27	$646,352	$(367,866)	$278,513
Net loss	—	—	—	(26,817)	(26,817)
Share-based compensation expense	—	—	10,088	—	10,088
Issuance of common stock upon exercise of stock options	89	—	2,188	—	2,188
Balance – March 31, 2024	26,917	$27	$658,628	$(394,683)	$263,972
Net loss	—	—	—	(17,216)	(17,216)
Share-based compensation expense	—	—	9,424	—	9,424
Issuance of common stock upon exercise of stock options	125	—	2,403	—	2,403
Balance at June 30, 2024	27,042	$27	$670,455	$(411,899)	$258,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating activities
Net loss	$(23,256)	$(44,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,580	1,813
Share-based compensation expense	12,862	19,512
Foreign currency transaction loss	149	441
Changes in assets and liabilities:
Accounts receivable	(13,230)	7,979
Prepaid expense and other assets	4,145	(73)
Right-of-use assets	1,880	2,703
Accounts payable	3,429	8,626
Accrued liabilities	(14,301)	2,631
Deferred revenue	(12,086)	(33,619)
Lease liabilities	(2,065)	(1,679)
Net cash used in operating activities	(40,893)	(35,699)
Investing activities
Acquisition of property and equipment	(137)	(568)
Net cash used in investing activities	(137)	(568)
Financing activities
Proceeds from exercise of stock options	469	4,591
Proceeds from debt	15,000	—
Payments on debt obligations	(15,000)	—
Net cash provided by financing activities	469	4,591
Net decrease in cash, cash equivalents and restricted cash	(40,561)	(31,676)
Cash, cash equivalents and restricted cash at beginning of the period	293,913	348,890
Cash, cash equivalents and restricted cash at end of the period	$253,352	$317,214

	Six Months Ended June 30,
	2025	2024
Non-cash investing activities
Non-cash asset disposal	$—	$473
Right-of-use assets acquired through operating leases	$—	$2,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company” or "Arcturus") is a commercial messenger RNA medicines company focused on the development of liver and respiratory rare disease therapeutics and infectious disease vaccines. Arcturus became a clinical stage company in 2020 when it announced that its Investigational New Drug (“IND”) application for ornithine transcarbamylase (“OTC”) deficiency and its Clinical Trial Application (“CTA”) for candidate LUNAR-COV19 were approved by applicable health authorities. In 2023, our COVID-19 vaccine, ARCT-154 (also referred to as KOSTAIVE®), received marketing authorization approval in Japan for adults 18 years and older, and in September 2024 KOSTAIVE became the world’s first approved and commercially available self-amplifying RNA (sa-mRNA) vaccine.

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

The following table presents changes during the six months ended June 30, 2025 in the balances of contract assets and liabilities as compared to what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

(in thousands)	December 31, 2024	Additions	Deductions	June 30, 2025
Contract Assets:
Accounts receivable	$3,974	$45,624	$(32,394)	$17,204
Contract Liabilities:
Deferred revenue	$32,118	$45,598	$(57,684)	$20,032

The following table summarizes the Company’s revenues for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Collaboration Revenue:
CSL Seqirus	$24,427	$45,911	$49,900	$78,292
Other collaboration revenue	83	65	87	282
Total collaboration revenue	$24,510	$45,976	$49,987	$78,574
Grant revenue:
BARDA	$3,791	$3,883	$7,696	$9,297
Total grant revenue	$3,791	$3,883	$7,696	$9,297

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant collaboration and grant arrangements.

CSL Seqirus

On November 1, 2022, the Company entered into a Collaboration and License Agreement (as amended, the “CSL Collaboration Agreement”) with Seqirus, Inc., a part of CSL Limited (“CSL Seqirus”), for the global exclusive rights to research, develop, manufacture, and commercialize vaccines. Under the terms of the CSL Collaboration Agreement, the Company provides CSL Seqirus with an exclusive global license to its mRNA technology (including STARR®) and LUNAR® lipid-mediated delivery, along with mRNA drug substance and drug product manufacturing processes. CSL Seqirus will lead the development and commercialization of vaccines under the collaboration. The collaboration plans to advance vaccines against SARS-CoV-2 (COVID-19), influenza, pandemic preparedness as well as three other infectious diseases. In September 2024, our COVID-19 vaccine KOSTAIVE® became the world’s first approved and commercially available self-amplifying RNA (sa-mRNA) vaccine.

The Company received a $200.0 million upfront payment and is eligible to receive over $1.3 billion in development milestones if all products are registered in the licensed fields and is entitled to potentially receive up to $3.0 billion in commercial milestones based on “net sale” of vaccines in the various fields. In addition, the Company is eligible to receive a 40% net profit share for COVID-19 vaccine products and up to low double-digit royalties for vaccines for pandemic preparedness and against seasonal influenza as well as three other infectious disease pathogens. During the second quarter of 2025, the Company achieved $20.0 million in development milestones related to the CSL Collaboration Agreement, of which $10.0 million was included in accounts receivable as of June 30, 2025.

In evaluating the CSL Collaboration Agreement in accordance with ASC 606, the Company concluded that CSL Seqirus is a customer. The Company identified all promised goods/services within the CSL Collaboration Agreement, and when combining certain promised goods/services, the Company concluded that there are five distinct performance obligations. The nature of the performance obligations consists of the delivery of the vaccine license, research and development services for COVID-19 and non-COVID-19 vaccines and regulatory activities for COVID-19 vaccines. For each performance obligation, the Company estimated the standalone selling price based on 1) in the case of the license, the fair value using costs to recreate plus margin method and 2) in the case of research and development services and regulatory activities, cost plus margin for estimated full-time equivalent (“FTE”) costs, direct costs including laboratory supplies, contractors, and other out-of-pocket expenses for research and development services and regulatory activities.

As of June 30, 2025, the transaction price consisted of upfront consideration received and milestones achieved. Additional variable consideration was not included in the transaction price as of June 30, 2025, because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The vaccine license was recognized at the point in time it was transferred in 2022. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized in the second quarter of 2025 relates to the license delivered, milestones achieved and services performed through June 30, 2025.

Total deferred revenue as of June 30, 2025 and December 31, 2024 for the CSL Collaboration Agreement was $18.1 million and $30.7 million, respectively.

During 2023, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the Company agreed to sponsor and conduct a Phase 1 clinical study in the influenza field. As part of the amendment, the Company received $17.5 million from CSL Seqirus. The amendment also provides for up to $1.5 million in additional payments which are achievable upon meeting certain clinical milestones relating to the Phase 1 clinical study in the influenza field. The Company previously concluded that the expansion of research and development support services under the CSL Collaboration Agreement represented an option that was not a material right. Therefore, the Company concluded the promise to sponsor and conduct the Phase 1 clinical study is a separate contract and the sole performance obligation under the new arrangement. During the quarter ended June 30, 2025, the Company recognized $1.1 million related to the performance obligation and the remaining amount of $1.3 million is included in deferred revenue.

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

The Company determined that the BARDA Contract is not in the scope of ASC 808 or ASC 606. Applying International Accounting Standards No. 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance, by analogy, the Company recognizes grant revenue from the reimbursement of direct out-of-pocket expenses, overhead allocations and fringe benefits for research costs associated with the grant. The costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2025, the remaining available funding net of revenue earned was $32.2 million.

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

As of June 30, 2025 and December 31, 2024, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Other Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Research equipment	$17,000	$16,864
Computers and software	1,131	1,131
Office equipment and furniture	704	703
Leasehold improvements	2,644	2,644
Total	21,479	21,342
Less accumulated depreciation and amortization	(13,391)	(11,811)
Property and equipment, net	$8,088	$9,531

Depreciation and amortization expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively.

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accrued compensation	$5,669	$13,305
Cystic Fibrosis Foundation liability	6,785	7,443
Current portion of operating lease liability	4,031	3,552
Clinical trial accruals	250	2,828
Vinbiocare contractual liabilities	2,421	2,421
Legal accrual	86	130
Other accrued research and development expenses	5,387	9,102
Total	$24,629	$38,781

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows as of June 30, 2025 and 2024:

(in thousands)	June 30, 2025	June 30, 2024
Cash and cash equivalents	$196,467	$260,329
Restricted cash	55,000	55,000
Non-current restricted cash	1,885	1,885
Total cash, cash equivalents and restricted cash	$253,352	$317,214

Restricted cash includes collateral pledged and held in the Company’s securities accounts pursuant to a security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) (Note 5). As of June 30, 2025, such collateral amounted to $55.0 million.

Restricted cash also includes cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord of the Company’s offices. As of June 30, 2025 and 2024, the Company had restricted cash of $1.9 million in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term.

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

The term of the agreement was originally two years, with an option for one-year renewals subject to Wells Fargo approval and Arcturus Therapeutics furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Loan amount for each such renewal. There is no penalty for terminating the facility prior to the maturity date of the Note. As collateral, the Company has agreed to pledge $55.0 million in cash to be held in the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement. In June 2024, Arcturus Therapeutics and Wells Fargo entered into an amendment to the Note, whereby the term of the Note was extended by one year to April 2026. No amounts were drawn down under the Loan during the three months period ended June 30, 2025.

Note 6. Stockholders’ Equity

Net Loss per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share as they were anti-dilutive totaled 0.3 million and 0.4 million for three and six months ended June 30, 2025, respectively, and 1.1 million and 1.3 million for the three and six months ended June 30, 2024, respectively.

Sales Agreement

On December 23, 2022, the Company entered into a Controlled Equity Offering℠ Sales Agreement, which was amended on August 7, 2023 (as amended, the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”),Wells Fargo Securities, LLC (“Wells Fargo Securities”), and William Blair & Company, L.L.C. (“William Blair”) relating to shares of the Company's common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $200 million from time to time through Cantor, Wells Fargo Securities, or William Blair, each acting as the Company's sales agent. During the three and six months ended June 30, 2025 the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement.

Note 7. Share-Based Compensation Expense

In June 2024 at the Company’s 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increased the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 2,000,000 shares, for a total of up to 10,750,000 shares available for issuance. As of June 30, 2025, a total of 1,397,536 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders is not required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. As of June 30, 2025, a total of 135,898 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Share-Based Compensation

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$3,328	$4,378	$7,072	$9,180
General and administrative	2,872	5,046	5,790	10,332
Total	$6,200	$9,424	$12,862	$19,512

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

The Company recorded negligible income tax expense for the three and six months ended June 30, 2025. For the same periods in 2024, the Company recognized an income tax benefit of $0.2 million and income tax expense of $0.2 million, respectively. No tax benefit was provided for losses incurred in the United States because those losses are offset by a full valuation allowance.

Recent Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does anticipate a change to its effective income tax rate, its net deferred federal income tax Liability and a decrease in current taxes payable; however a reasonable estimate is not available at this time. The impact of the tax law changes from the OBBBA will be included in the Company’s financial statements beginning in the three-months ending September 30, 2025.

Note 9. Commitments and Contingencies

Cystic Fibrosis Foundation Agreement

On September 25, 2023, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018 and August 1, 2019, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $24.6 million from approximately $15.6 million, and (ii) the Company agreed to incur at least $15.0 million toward activities under the research plan. During the fourth quarter of 2023, the Company received the full payment from CFF related to the amendment. Total contra expense recognized was $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively, and $0.8 million for both the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, $6.8 million and $7.4 million, respectively, remained in accrued liabilities.

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

As of June 30, 2025, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2025 (remainder of year)	$2,574
2026	5,274
2027	4,132
2028	3,822
2029	3,937
Thereafter	11,813
Total remaining lease payments	31,552
Less: imputed interest	(4,588)
Total operating lease liabilities	$26,964
Weighted-average remaining lease term	6.8
Weighted-average discount rate	4.7%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $1.3 million and $2.5 million for the three and six months ended June 30, 2025, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2024, respectively.

Note 10. Segment Information

The Company operates in one business segment, which includes all activities related to the discovery, development and commercialization of messenger RNA medicines. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The CODM does not evaluate the operating segment using asset or liability information.

The following table presents information about reported segment revenues, segment loss and income, and significant segment expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues	$28,301	$49,859	$57,683	$87,871
Less:
Research and development:
LUNAR-COVID	3,831	22,327	9,640	43,057
LUNAR-OTC	2,901	4,927	4,477	6,310
BARDA	2,459	2,367	4,941	5,602
LUNAR-CF, net	4,629	5,610	11,777	6,805
Early-stage programs	167	6,298	164	12,466
Discovery technologies	2,439	863	4,627	2,053
Payroll and benefits	10,611	13,998	23,654	29,515
Facilities and equipment	2,542	2,279	5,191	6,434
Total research and development	29,579	58,669	64,471	112,242
General and administrative	10,338	12,316	21,654	27,167
Other (1)	(2,436)	(3,910)	(5,186)	(7,505)
Net loss	$(9,180)	$(17,216)	$(23,256)	$(44,033)

(1) Primarily includes interest income.

Note 11. Related Party Transactions

Equity-method Investment - ARCALIS, Inc.

Investments for which the Company exercises significant influence, but does not have control are accounted for under the equity method. Equity-method investment activity is related to the Company's joint venture in ARCALIS, Inc. with Axcelead, Inc. The Company’s share of the investees’ results is presented as either income or loss from equity-method investees in the accompanying consolidated statements of operations and comprehensive loss. As of June 30, 2025, the carrying value of the equity-method investment in ARCALIS remained at zero.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three- and six-month periods ended June 30, 2025. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 6, 2025. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2024 Annual Report.

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

Overview

We are a commercial messenger RNA medicines company focused on the development of liver and respiratory rare disease therapeutics and infectious disease vaccines. We developed the world’s first approved self-amplifying messenger RNA (sa-mRNA) vaccine, KOSTAIVE® (“KOSTAIVE”). KOSTAIVE achieved approval in Japan in 2023 as a vaccine against COVID-19. Sales of KOSTAIVE began in Japan in October 2024, marking our transition to a commercial stage company.

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

Our internal pipeline includes RNA therapeutic candidates to potentially treat ornithine transcarbamylase (OTC) deficiency and cystic fibrosis (CF), both rare diseases. In our vaccine program, we have partnered with Seqirus, Inc. (“CSL Seqirus”), a part of CSL Limited and one of the world’s leading influenza vaccine providers, on the development and commercialization of mRNA vaccines for COVID-19, influenza, and three other infectious diseases.

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

Marketing Authorization Application filing of KOSTAIVE in United Kingdom

In June 2025, CSL Seqirus submitted a marketing authorization application (“MAA”) to the UK Medicines and Healthcare Products Regulatory Agency (MHRA) for KOSTAIVE.

Clinical Studies of KOSTAIVE (COVID-19 vaccine)

In connection with our collaboration with CSL Seqirus, we continue to collect data from various ongoing studies. See the 2024 Annual Report for a description of studies.

Recent KOSTAIVE Publications

In April 2025, we published a comprehensive analysis of safety data for KOSTAIVE®, with a 12-month follow-up from the pivotal clinical study in Vietnam (NCT05012943), which had 17,582 participants who received at least one dose of the study vaccine (https://doi.org/10.1080/14760584.2025.2487542). The study confirmed the favorable reactogenicity profile of the vaccine.

Acceptable tolerability of KOSTAIVE (ARCT-154) was also observed in older participants and individuals who are at risk of severe consequences of COVID-19 due to underlying medical conditions. Long-term follow-up has not revealed any safety concerns, with no reports of myocarditis or pericarditis. No serious consequences occurred in several pregnancies reported after vaccination. Long-term data from this large trial suggest that the KOSTAIVE is safe and well-tolerated.

In April 2025, our Japanese partner, Meiji, published an analysis characterizing the distribution and clearance of KOSTAIVE (ARCT-154) encoded spike protein and non-structural proteins nsP1, nsP2, nsP3 and nsP4 in the lymph nodes and injection-site muscle in mice following a single vaccination. The study showed the encoded spike protein reached its highest level approximately three days after vaccination and quickly disappeared from the injection site muscle. The spike protein levels also peaked at an early time point in the lymph nodes, it remained detectable 28 days after the vaccination and disappeared by 44 days after the vaccination. Expression of nsP1, nsP2 and nsP4 was observed in the injected muscle and/or the lymph nodes for up to 15 days post-vaccination. The data indicates that the extended expression of spike proteins in lymph nodes may be responsible for the induction of higher and prolonged levels of neutralizing antibodies. The study also confirmed that the self-replication is limited over time.

In July 2025, we published the manuscript ‘Immunogenicity of ARCT-154, a self-amplifying mRNA COVID-19 vaccine, in different booster settings’ (https://doi.org/10.1016/j.jvacx.2025.100693) where we summarized extensive clinical data and concluded that KOSTAIVE (ARCT-154), administered as a homologous or heterologous booster after previous COVID-19 vaccination or natural exposure, provides robust, broad and durable immune responses against SARS-CoV-2 viruses.

In July 2025, a researcher from Tokyo University, Japan, published the manuscript ‘A second-generation, self-amplifying COVID-19 Vaccine: World’s first approval and distribution in the Japanese market with vaccine hesitancy’ (https://doi.org/10.1080/21645515.2025.2530291). The manuscript positions KOSTAIVE as a second-generation mRNA vaccine, differentiating it based on effective dose, durability, and breadth of immune response, and summarizes experience from the first year of routine use of the vaccine in Japan.

In August 2025, the manuscript ‘Immunogenicity and Safety of Self-Amplifying mRNA COVID-19 Vaccine (ARCT-2303), With or Without Co-Administration of Seasonal Inactivated Influenza Vaccine in Adults: a Phase 3, Randomised, Controlled, Observer-blind, Multicentre Study’ was accepted by eClinicalMedicine. The manuscript includes the results of the recent pivotal Phase 3 clinical study and concludes that KOSTAIVE (ARCT-2303; XBB.1.5 strain) induces a robust immune response against the vaccine variant of SARS-CoV-2 and can be co-administered with licensed influenza vaccines in adults with no impact on the safety or immunogenicity of either vaccine.

Seasonal Influenza Program Updates

Under our collaboration with CSL Seqirus, we conducted a Phase 1 study of ARCT-2138, a sa-mRNA seasonal influenza vaccine candidate encoding haemagglutinin (HA) and neuraminidase (NA) of four seasonal influenza strains as recommended by the World Health Organization (WHO). The study objectives were to evaluate the safety and tolerability and to describe the immune response of different dose levels of the vaccine in 100 young adults (18-49 years of age) and 35 older adults (≥65 years of age).

All tested dose levels of ARCT-2138 were immunogenic as measured by hemagglutinin-inhibition assay in both age groups, demonstrating a modest dose-response (≤2.1-fold) within the range of the tested doses (2-20 μg). ARCT-2138 also induced NA-specific antibody response against all four influenza strains in all tested dose levels in both age groups. In both age categories, HA- and NA-specific antibodies demonstrated a good persistence profile within 6 months post-vaccination.

In younger and older adults, the higher dose levels (12 μg and 20 μg) of ARCT-2138 tended to be more reactogenic than the comparator licensed influenza vaccines. Most solicited adverse events were reported within 24 hours after vaccination and resolved within 2-4 days. The frequencies of unsolicited adverse events and medically attended adverse events appeared to be comparable between ARCT-2138 and comparator vaccines. No major safety concerns were raised from the study results.

Overall, the study showed the potential of a self-amplifying mRNA vaccine, encoding eight antigens, to induce an immune response in both young and older adults with a dose as low as 2 μg, and was tolerable across a dose range of 2 to 20 μg.

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

Key Updates on Arcturus-Owned mRNA Therapeutic Development Candidates

•
LUNAR-CF/ARCT-032. LUNAR-CF (ARCT-032) is our mRNA therapeutic candidate for CF and it continues to progress in the clinic. The initial nonclinical and clinical Phase 1 studies for CF were supported in part by the Cystic Fibrosis Foundation (“CFF”). In 2023, we successfully completed a safety and tolerability Phase 1 single ascending dose study of ARCT-032. Thirty-two healthy participants (eight subjects in each of four dose cohorts) received a single inhaled dose of ARCT-032 or placebo. We then amended the protocol to conduct a safety and tolerability Phase 1b clinical study of ARCT-032 in adults with CF and completed dosing and follow-up visits for seven CF participants in August 2024, with each participant having received two administrations of ARCT-032 separated by two days.

The U.S. IND including the ongoing Phase 2 protocol was allowed to proceed in August 2024. The Phase 2 study is an open-label, multiple ascending dose study to assess safety and efficacy of ARCT-032 in CF adults who do not benefit from current CFTR modulators, including those with Class I null mutations. We initiated dosing in the study in the U.S. in December 2024 and enrollment is ongoing. Each participant in the Phase 2 CF study (NCT06747858) receives daily inhaled treatments of ARCT-032 for 28 days, with dose escalation expected to occur following safety reviews of the data.

•
LUNAR-OTC/ARCT-810. The LUNAR-OTC development program addresses ornithine transcarbamylase (OTC) deficiency, a rare, life-threatening, genetic disease caused by mutations in the OTC gene that lead to dysfunctional or deficient OTC.

On June 30, 2025, we announced positive multiple dosing data of ARCT-810 from two Phase 2 studies: (i) a completed placebo-controlled study in Europe that randomized eight participants to ARCT-810 0.3 mg/kg or placebo; and (ii) an open-label multiple ascending dose study in the U.S., with interim data from the initial three completed participants. Both studies evaluate safety and pharmacodynamics in adult and adolescent patients requiring clinical management for OTC-deficiency. We continue to enroll participants in the U.S. study. Each participant in the U.S. study is expected to receive five intravenous infusions administered over two months.

A Linear Mixed-Effects Model (LMM) was applied as an exploratory analysis to the Phase 2 glutamine and ureagenesis data. LMM is suitable for small-N analyses, i.e. rare disease trial datasets. In the Phase 2 randomized European study, glutamine levels in patients who received multiple doses of ARCT-810 significantly (p-value = 0.016; LMM) decreased during the dosing period. In the Phase 2 open-label U.S. study, all three participants had a sustained and significant (p-value = 0.004; LMM) decrease in glutamine from baseline reaching normal levels after the first three doses. In the combined analysis of both Phase 2 studies, significantly (p-value = 0.0055; LMM) decreased glutamine levels were observed. The ongoing U.S. Phase 2 open-label study uses a modified and improved 15N-ureagenesis assay (Allegri et al., 2025). The assay measures relative ureagenesis function (RUF) against a normal range established from healthy controls. The assay is not impacted by ammonia scavengers, has low intraindividual variability, and can distinguish between symptomatic and asymptomatic OTC deficient patients. In the first three participants in the ongoing Phase 2 open-label study, RUF statistically (p-value = 0.026, LMM) increased at all post treatment evaluations from a baseline of 29.0% (SD; 9.1%) to 43.7% (SD; 21.7%) at 28 days post-fifth dose. These results suggest a progressive increase of functional OTC enzyme in the liver with continued administrations. Two of the three participants achieved RUF > 50% indicating a clinically meaningful improvement in urea cycle flux.

ARCT-810 was generally safe and well tolerated in single dose Phase 1/1b and multi-dose Phase 2 studies, comprising 40 participants to date, including 20 OTC deficient participants. The early studies enabled us to improve the tolerability of the infusion regime without using corticosteroid pre-treatment. To date, no serious infusion-related reactions (“IRRs”) have been observed using the improved 3-hour IV regimen (N = 8; up to 6 infusions) in the Phase 2 protocols.

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

Revenue

We enter into arrangements with pharmaceutical and biotechnology partners and government agencies that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise and exclusivity fees and royalties on future sales. The following table summarizes our total revenues for the periods indicated:

	Three Months Ended June 30,		Change 2025 vs 2024
(in thousands)	2025	2024	Change	%
Revenue	$28,301	$49,859	$(21,558)	-43%

Revenue decreased by $21.6 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was due to reduced revenue related to the CSL collaboration, caused by less revenue from supply agreements and less amortization as KOSTAIVE transitions from a development program to the commercial phase.

	Six Months Ended June 30,		Change 2025 vs 2024
(in thousands)	2025	2024	$ change	% change
Revenue	$57,683	$87,871	$(30,188)	-34%

Revenue decreased by $30.2 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily attributable to a $28.4 million reduction in revenue related to the CSL collaboration during the current period, caused by less revenue from supply agreements and less amortization as KOSTAIVE transitions from a development program to the commercial phase.

Operating Expense

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended June 30,		Change 2025 vs 2024		Six Months Ended June 30,		2024 to 2025
(in thousands)	2025	2024	$ change	% change	2025	2024	$ change	% change
Operating expenses:
Research and development, net	$29,579	$58,669	$(29,090)	-50%	$64,471	$112,242	$(47,771)	-43%
General and administrative	10,338	12,316	(1,978)	-16%	21,654	27,167	(5,513)	-20%
Total	$39,917	$70,985	$(31,068)	-44%	$86,125	$139,409	$(53,284)	-38%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended June 30,		Change 2025 vs 2024		Six Months Ended June 30,		2024 to 2025
(in thousands)	2025	2024	$ change	% change	2025	2024	$ change	% change
LUNAR-COVID	$3,831	$22,327	$(18,496)	-83%	$9,640	$43,057	$(33,417)	-78%
LUNAR-OTC	2,901	4,927	(2,026)	-41%	4,477	6,310	(1,833)	-29%
BARDA	2,459	2,367	92	4%	4,941	5,602	(661)	-12%
LUNAR-CF, net	4,629	5,610	(981)	-17%	11,777	6,805	4,972	73%
Early-stage programs	167	6,298	(6,131)	-97%	164	12,466	(12,302)	-99%
Discovery technologies	2,439	863	1,576	*	4,627	2,053	2,574	*
Payroll and benefits	10,611	13,998	(3,387)	-24%	23,654	29,515	(5,861)	-20%
Facilities and equipment	2,542	2,279	263	12%	5,191	6,434	(1,243)	-19%
Total research and development expenses, net	$29,579	$58,669	$(29,090)	-50%	$64,471	$112,242	$(47,771)	-43%

* Greater than 100%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities.

Research and development expenses were $29.6 million for the three months ended June 30, 2025, compared with $58.7 million for the three months ended June 30, 2024. The decrease was primarily driven by lower manufacturing costs related to the LUNAR-COVID, LUNAR-FLU, and LUNAR-CF programs, as well as reduced clinical trial expenses associated with the LUNAR-COVID and LUNAR-OTC programs. Additional decreases were attributable to lower payroll and benefits costs. These reductions were partially offset by increased clinical costs related to the LUNAR-CF program as we began Phase II clinical trials in fiscal year 2025.

Research and development expenses were $64.5 million for the six months ended June 30, 2025, compared with $112.2 million for the six months ended June 30, 2024. The decrease was primarily driven by lower manufacturing and clinical costs related to the LUNAR-COVID program, reflecting the program’s transition from a development program to the commercial phase. Additional decreases were attributable to lower payroll and benefits expenses, as well as reduced facilities and equipment costs as we downsized from three to two facilities. These reductions were partially offset by increased clinical costs related to the LUNAR-CF program.

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

Facilities and equipment expenses include rent, common area maintenance (“CAM”) costs, depreciation, shipping costs and various other costs related to the operation of our two office and laboratory locations. These costs decreased during the first six months of 2025 as compared to the first six months of 2024, as we downsized from three to two facilities. Facilities and equipment expenses are not expected to increase during the next twelve months.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses were $10.3 million for the three months ended June 30, 2025, compared with $12.3 million for the three months ended June 30, 2024. General and administrative expenses were $21.7 million for the six months ended June 30, 2025, compared with $27.2 million for the six months ended June 30, 2024. The decreases in both periods were primarily due to reduced share-based compensation expense as well as reduced payroll and benefits.

Finance income, net

	Three Months Ended June 30,		Change 2025 vs 2024		Six Months Ended June 30,		Change 2025 vs 2024
(in thousands)	2025	2024	$ change	% change	2025	2024	$ change	% change
Interest income	$2,567	$4,148	$(1,581)	-38%	$5,339	$8,164	$(2,825)	-35%

Interest income is generated on the Company’s cash and cash equivalents. The decrease in interest income for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily due to lower interest rates and a reduced cash balance.

Off-balance sheet arrangements

Through June 30, 2025, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended June 30, 2025, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements and government contracts, the sale of capital stock and long-term debt. Through the second quarter of 2025, we have achieved a total of approximately $509.7 million in upfront payments and milestones from CSL Seqirus, including milestones of $20.0 million achieved in the current quarter. We expect to receive future payments from CSL Seqirus primarily by meeting future milestones related to the CSL Collaboration Agreement. As of June 30, 2025, the Company’s balance of cash and cash equivalents, including restricted cash, was $253.4 million.

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

Wells Fargo Credit Agreement

On April 21, 2023, our wholly-owned subsidiary, Arcturus Therapeutics, Inc. entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) whereby Wells Fargo agreed to make a $50.0 million revolving credit line available to us (as amended, the “Wells Fargo Loan”) with each Wells Fargo Loan evidenced by a revolving line of credit note (each, a “Note”). On June 26, 2024, the parties entered into Amendment No. 1 to the Wells Fargo Loan, whereby the term was extended by one year to April 2026.

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

The original term of the agreement is two years, with an option for one-year renewals subject to Wells Fargo approval and we furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Wells Fargo Loan amount for each such renewal. There is no penalty for terminating the agreement. There is no penalty for terminating the facility prior to the maturity date of the Wells Fargo Loan. As collateral, the Company has agreed to pledge $55.0 million in cash to be held at our securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement.

Grant from the Biomedical Advanced Research and Development Authority

On August 31, 2022, we entered into a cost reimbursement contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (“HHS”) to support the development of a low-dose pandemic influenza candidate based on our proprietary self-amplifying messenger RNA-based vaccine platform. The BARDA Contract is to support our non-clinical and pre-clinical development, early-stage clinical development through Phase 1, and associated drug product manufacturing, regulatory and quality-assurance activities over a period of three years. It provides for reimbursement by BARDA of our permitted costs up to $63.2 million. As of June 30, 2025, the remaining available funding net of revenue earned was $32.2 million.

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

The Vinbiocare Support Agreement required us to pay to Vinbiocare certain limited payments, including upon the occurrence of specified events through the first quarter of 2025. Vinbiocare is also eligible to receive a single digit percentage of amounts received by Arcturus on net sales, if any, of ARCT-154 (or next-generation COVID vaccine) up to a capped amount.

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

We expect to continue to incur additional losses in the long term, and we will need to execute on the remaining milestones within the CSL Collaboration Agreement, raise additional debt or equity financing or enter into additional partnerships to fund development. Our ability to transition to profitability is dependent on regulatory approvals and subsequent sales of KOSTAIVE, executing on milestones within the CSL Collaboration Agreement and identifying and developing other successful mRNA drug and vaccine candidates. If we are not able to achieve planned milestones or incur costs in excess of our forecasts, we will need to reduce discretionary spending, discontinue the development of some or all of our programs, which will delay part of our development programs, all of which will have a material adverse effect on our ability to achieve our intended business objectives.

Overview

The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$(40,893)	$(35,699)
Investing activities	(137)	(568)
Financing activities	469	4,591
Net decrease in cash and restricted cash	$(40,561)	$(31,676)

Operating Activities

Net cash used in operating activities was $40.9 million for the six months ended June 30, 2025, compared to $35.7 million for the six months ended June 30, 2024. The increase in cash outflows was primarily driven by working capital changes, including a total decrease of $22.1 million in accrued liabilities and accounts payable due to increased vendor payments during the period. These impacts were partially offset by a $14.1 million improvement in net loss after non-cash adjustments and a $4.2 million cash inflow related to changes in prepaid and other current assets.

Investing Activities

Net cash used in investing activities of $0.1 million for the six months ended June 30, 2025, and $0.6 million for the six months ended June 30, 2024, reflected the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2025, compared to $4.6 million for the six months ended June 30, 2024. The decrease was primarily driven by reduced stock option exercise activity in 2025.

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
•
the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish, including those with CSL Seqirus and CSL Seqirus’ arrangement with Meiji, and any related payments thereunder, including payments related to completion of milestones under our arrangements with any of these parties;
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, and our principal financial and accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Material Weakness in Internal Control over Financing Reporting Existing as of June 30, 2025

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the following material weakness disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 continues to exist as of June 30, 2025:

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On May 30, 2025, we initiated an arbitration against CSL Seqirus before the International Chamber of Commerce, seeking payment of a milestone under the CSL Collaboration Agreement based on the European Commission’s grant of marketing authorization for a presentation of KOSTAIVE® in the European Union. On July 25, 2025, CSL Seqirus submitted an Answer in the arbitration contending that it does not have a current obligation to pay the milestone. The arbitration is ongoing, and the parties remain committed to the ongoing success of the collaboration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

10.36

Fifth Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated July 12, 2024. Incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-Q filed on May 12, 2025 (File No. 001-38942).

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

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: August 11, 2025	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer Principal Financial and Accounting Officer