Form 10-Q
period 2025-09-30
Arcturus Therapeutics Holdings Inc.
filed 2025-11-12
CIK 1768224

cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38942

ARCTURUS THERAPEUTICS HOLDINGS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	32-0595345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10285 Science Center Drive San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 900-2660

(Registrant’s telephone number, including area code)

10628 Science Center Drive, Suite 250

San Diego, California 92121

(Former name , former address and former fiscal year, if changed since last report)

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

As of November 5, 2025, the registrant had 28,412,537 shares of voting common stock outstanding.

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
•
the initiation, design, cost, timing, progress, enrollment and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to, our research and development activities, preclinical studies and clinical trials, including those related to ARCT-810, ARCT-154 and ARCT-032;
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
•
our ability to avoid, settle or be victorious at costly litigation, arbitration, investigations, inquiries, or other proceedings, including but not limited to proceedings involving shareholders, former executives or others, should these situations arise;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(in thousands, except par value information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$180,360	$237,028
Restricted cash	55,000	55,000
Accounts receivable	7,951	3,974
Prepaid expenses and other current assets	5,889	9,977
Total current assets	249,200	305,979
Property and equipment, net	7,419	9,531
Operating lease right-of-use assets, net	23,839	26,674
Non-current restricted cash	1,885	1,885
Total assets	$282,343	$344,069
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,491	$7,194
Accrued liabilities	19,382	38,781
Deferred revenue	6,826	19,514
Total current liabilities	31,699	65,489
Deferred revenue, net of current portion	4,220	12,604
Operating lease liability, net of current portion	21,865	24,998
Total liabilities	57,784	103,091
Stockholders’ equity
Common stock, $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 27,235 at September 30, 2025 and 27,096 at December 31, 2024	27	27
Additional paid-in capital	710,043	689,758
Accumulated deficit	(485,511)	(448,807)
Total stockholders’ equity	224,559	240,978
Total liabilities and stockholders’ equity	$282,343	$344,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue:
Collaboration revenue	$14,153	$38,815	$64,140	$117,389
Grant revenue	2,998	2,858	10,695	12,155
Total revenue	17,151	41,673	74,835	129,544
Operating expenses:
Research and development, net	23,265	39,134	87,736	151,376
General and administrative	10,398	13,276	32,052	40,443
Total operating expenses	33,663	52,410	119,788	191,819
Loss from operations	(16,512)	(10,737)	(44,953)	(62,275)
Loss from foreign currency	(170)	(201)	(319)	(642)
Finance income, net	3,234	3,818	8,572	11,981
Net loss before income taxes	(13,448)	(7,120)	(36,700)	(50,936)
Provision (benefit) for income taxes	—	(217)	4	—
Net loss	$(13,448)	$(6,903)	$(36,704)	$(50,936)
Net loss per share, basic and diluted	$(0.49)	$(0.26)	$(1.35)	$(1.89)
Weighted-average shares outstanding, basic and diluted	27,188	27,062	27,142	26,970
Comprehensive loss:
Net loss	$(13,448)	$(6,903)	$(36,704)	$(50,936)
Comprehensive loss	$(13,448)	$(6,903)	$(36,704)	$(50,936)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2024	27,096	$27	$689,758	$(448,807)	$240,978
Net loss	—	—	—	(14,076)	(14,076)
Share-based compensation expense	—	—	6,662	—	6,662
Issuance of common stock upon exercise of stock options	25	—	195	—	195
Balance – March 31, 2025	27,121	$27	$696,615	$(462,883)	$233,759
Net loss	—	—	—	(9,180)	(9,180)
Share-based compensation expense	—	—	6,200	—	6,200
Issuance of common stock upon exercise of stock options	27	—	274	—	274
Balance – June 30, 2025	27,148	$27	$703,089	$(472,063)	$231,053
Net loss	—	—	—	(13,448)	(13,448)
Share-based compensation expense	—	—	5,729	—	5,729
Issuance of common stock upon exercise of stock options	52	—	640	—	640
Issuance of common stock under equity plans	35	—	585	—	585
Balance – September 30, 2025	27,235	$27	$710,043	$(485,511)	$224,559

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2023	26,828	$27	$646,352	$(367,866)	$278,513
Net loss	—	—	—	(26,817)	(26,817)
Share-based compensation expense	—	—	10,088	—	10,088
Issuance of common stock upon exercise of stock options	89	—	2,188	—	2,188
Balance – March 31, 2024	26,917	$27	$658,628	$(394,683)	$263,972
Net loss	—	—	—	(17,216)	(17,216)
Share-based compensation expense	—	—	9,424	—	9,424
Issuance of common stock upon exercise of stock options	125	—	2,403	—	2,403
Balance – June 30, 2024	27,042	$27	$670,455	$(411,899)	$258,583
Net loss	—	—	—	(6,903)	(6,903)
Share-based compensation expense	—	—	9,493	—	9,493
Issuance of common stock upon exercise of stock options	2	—	11	—	11
Issuance of common stock under equity plans	40	—	682	—	682
Balance – September 30, 2024	27,084	$27	$680,641	$(418,802)	$261,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating activities
Net loss	$(36,704)	$(50,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,343	2,725
Share-based compensation expense	18,591	29,005
Foreign currency transaction loss	319	643
Changes in assets and liabilities:
Accounts receivable	(3,977)	1,865
Prepaid expense and other assets	4,088	(923)
Right-of-use assets	2,835	3,638
Accounts payable	(1,616)	4,852
Accrued liabilities	(19,718)	(625)
Deferred revenue	(21,072)	(47,051)
Lease liabilities	(3,133)	(2,656)
Net cash used in operating activities	(58,044)	(59,463)
Investing activities
Acquisition of property and equipment	(318)	(648)
Net cash used in investing activities	(318)	(648)
Financing activities
Proceeds from exercise of stock options	1,109	4,602
Proceeds from the issuance of common stock under equity plans	585	682
Proceeds from debt	15,000	—
Payments on debt obligations	(15,000)	—
Net cash provided by financing activities	1,694	5,284
Net decrease in cash, cash equivalents and restricted cash	(56,668)	(54,827)
Cash, cash equivalents and restricted cash at beginning of the period	293,913	348,890
Cash, cash equivalents and restricted cash at end of the period	$237,245	$294,063

	Nine Months Ended September 30,
	2025	2024
Non-cash investing activities
Non-cash asset disposal	$2,183	$473
Right-of-use assets acquired through operating leases	$—	$2,736
Purchase of property and equipment in accounts payable	$(87)	$—

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the financial statements and related disclosures.

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

The following table presents changes during the nine months ended September 30, 2025 in the balances of contract assets and liabilities as compared to what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

(in thousands)	December 31, 2024	Additions	Deductions	September 30, 2025
Contract Assets:
Accounts receivable	$3,974	$53,189	$(49,212)	$7,951
Contract Liabilities:
Deferred revenue	$32,118	$53,763	$(74,835)	$11,046

The following table summarizes the Company’s revenues for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Collaboration Revenue:
CSL Seqirus	$13,553	$38,786	$63,453	$117,078
Other collaboration revenue	600	29	687	311
Total collaboration revenue	$14,153	$38,815	$64,140	$117,389
Grant revenue:
BARDA	$1,895	$2,858	$9,591	$12,155
Gates Foundation	1,103	—	1,104	—
Total grant revenue	$2,998	$2,858	$10,695	$12,155

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

The Company received a $200.0 million upfront payment and is eligible to receive over $1.3 billion in development milestones if all products are registered in the licensed fields and is entitled to potentially receive up to $3.0 billion in commercial milestones based on “net sales” of vaccines in the various fields. In addition, the Company is eligible to receive a 40% net profit share for COVID-19 vaccine products and up to low double-digit royalties for vaccines for pandemic preparedness and against seasonal influenza as well as three other infectious disease pathogens. During the third quarter of 2025, the Company invoiced $4.1 million in upfront payments related to the CSL Collaboration Agreement. All amounts were included in accounts receivable as of September 30, 2025.

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

As of September 30, 2025, the transaction price consisted of upfront consideration received and milestones achieved. Additional variable consideration was not included in the transaction price as of September 30, 2025, because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The vaccine license was recognized at the point in time it was transferred in 2022. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized in the third quarter of 2025 relates to the license delivered, milestones achieved and services performed through September 30, 2025.

Total deferred revenue as of September 30, 2025 and December 31, 2024 for the CSL Collaboration Agreement was $8.7 million and $30.7 million, respectively.

During 2023, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the Company agreed to sponsor and conduct a Phase 1 clinical study in the influenza field. As part of the amendment, the Company received $17.5 million from CSL Seqirus. The amendment also provides for up to $1.5 million in additional payments which are achievable upon meeting certain clinical milestones relating to the Phase 1 clinical study in the influenza field. The Company previously concluded that the expansion of research and development support services under the CSL Collaboration Agreement represented an option that was not a material right. Therefore, the Company concluded the promise to sponsor and conduct the Phase 1 clinical study is a separate contract and the sole performance obligation under the new arrangement. During the quarter ended September 30, 2025, the Company recognized $1.4 million related to the performance obligation, which was fully satisfied during the period.

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

As of September 30, 2025, the remaining available funding net of revenue earned was $30.3 million.

Gates Foundation

During the three months ended September 30, 2025, the Company recognized $1.1 million of grant revenue related to cost reimbursement under two grants awarded by the Gates Foundation.

The grants support development of (i) a therapeutic HPV vaccine candidate and (ii) durability assessments of self-amplifying mRNA COVID-19 vaccine platforms. Grant funding is conditional upon achievement of defined milestones and submission of periodic progress and financial reports. Revenue is recognized as qualifying costs, including employee FTE labor and related expenses, are incurred in accordance with the terms of each agreement.

Unspent or uncommitted amounts remain deferred until the associated performance obligations are satisfied. As of September 30, 2025, deferred grant revenue related to these agreements totaled $2.3 million.

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

As of September 30, 2025 and December 31, 2024, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Other Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Research equipment	$15,105	$16,864
Computers and software	1,069	1,131
Office equipment and furniture	604	703
Leasehold improvements	2,612	2,644
Total	19,390	21,342
Less accumulated depreciation and amortization	(11,971)	(11,811)
Property and equipment, net	$7,419	$9,531

Depreciation and amortization expense was $0.8 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2024, respectively. During the three months ended September 30, 2025, the Company disposed of certain fully depreciated assets with no cash proceeds.

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued compensation	$4,956	$13,305
Cystic Fibrosis Foundation liability	6,577	7,443
Current portion of operating lease liability	4,122	3,552
Clinical trial accruals	349	2,828
Vinbiocare contractual liabilities	386	2,421
Legal accrual	—	130
Other accrued research and development expenses	2,992	9,102
Total	$19,382	$38,781

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows as of September 30, 2025 and 2024:

(in thousands)	September 30, 2025	September 30, 2024
Cash and cash equivalents	$180,360	$237,178
Restricted cash	55,000	55,000
Non-current restricted cash	1,885	1,885
Total cash, cash equivalents and restricted cash	$237,245	$294,063

Restricted cash includes collateral pledged and held in the Company’s securities accounts pursuant to a security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) (Note 5). As of September 30, 2025, such collateral amounted to $55.0 million.

Restricted cash also includes cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord of the Company’s offices. As of September 30, 2025 and 2024, the Company had restricted cash of $1.9 million in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term.

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

The term of the agreement was originally two years, with an option for one-year renewals subject to Wells Fargo approval and Arcturus Therapeutics furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Loan amount for each such renewal. There is no penalty for terminating the facility prior to the maturity date of the Note. As collateral, the Company has agreed to pledge $55.0 million in cash to be held in the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement. In June 2024, Arcturus Therapeutics and Wells Fargo entered into an amendment to the Note, whereby the term of the Note was extended by one year to April 2026. No amounts were drawn down under the Loan during the three months ended September 30, 2025.

Note 6. Stockholders’ Equity

Net Loss per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share as they were anti-dilutive totaled 0.5 million and 0.4 million for three and nine months ended September 30, 2025, respectively, and 0.7 million and 1.1 million for the three and nine months ended September 30, 2024, respectively.

Sales Agreement

On December 23, 2022, the Company entered into a Controlled Equity Offering℠ Sales Agreement, which was amended on August 7, 2023 (as amended, the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”),Wells Fargo Securities, LLC (“Wells Fargo Securities”), and William Blair & Company, L.L.C. (“William Blair”) relating to shares of the Company's common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $200 million from time to time through Cantor, Wells Fargo Securities, or William Blair, each acting as the Company's sales agent. During the three and nine months ended September 30, 2025 the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement.

Note 7. Share-Based Compensation Expense

In June 2024 at the Company’s 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increased the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 2,000,000 shares, for a total of up to 10,750,000 shares available for issuance. As of September 30, 2025, a total of 1,586,213 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders is not required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. Pursuant to the terms of the plan, shares underlying awards that are forfeited, cancelled, or terminated without issuance are returned to the share reserve. As of September 30, 2025, a total of 151,215 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Share-Based Compensation

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$3,342	$4,395	$10,414	$13,575
General and administrative	2,387	5,098	8,177	15,430
Total	$5,729	$9,493	$18,591	$29,005

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

The Company recorded negligible income tax expense for the three and nine months ended September 30, 2025. For the three months ended September 30, 2024, the Company recorded $0.2 million of income tax benefit and for the nine months ended September 30, 2024, the Company recorded no income tax benefit. No tax benefit was provided for losses incurred in the United States because those losses are offset by a full valuation allowance.

Recent Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The impact of the tax law changes from the OBBBA was included in the Company’s financial statements beginning in the three-months ending September 30, 2025.

Note 9. Commitments and Contingencies

Cystic Fibrosis Foundation Agreement

On September 25, 2023, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018 and August 1, 2019, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $24.6 million from approximately $15.6 million, and (ii) the Company agreed to incur at least $15.0 million toward activities under the research plan. During the fourth quarter of 2023, the Company received the full payment from CFF related to the amendment. Total contra expense recognized was $0.2 million and $0.9 million for the three and nine months ended September 30, 2025, respectively. A total expense of $0.3 million and a total contra expense of $0.5 million were recognized during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, $6.6 million and $7.4 million, respectively, remained in accrued liabilities.

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

As of September 30, 2025, the remaining payments of the operating lease liability were as follows:

(in thousands)	Remaining Lease Payments
2025 (remainder of year)	$1,287
2026	5,274
2027	4,132
2028	3,822
2029	3,937
Thereafter	11,813
Total remaining lease payments	30,265
Less: imputed interest	(4,278)
Total operating lease liabilities	$25,987
Weighted-average remaining lease term	6.6
Weighted-average discount rate	4.6%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $1.3 million and $3.8 million for the three and nine months ended September 30, 2025, respectively, and $1.3 million and $4.1 million for the three and nine months ended September 30, 2024, respectively.

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

The following table presents information about reported segment revenues, segment loss and income, and significant segment expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues	$17,151	$41,673	$74,835	$129,544
Less:
Research and development:
LUNAR-COVID	3,890	12,035	13,530	55,092
LUNAR-OTC	780	890	5,257	7,200
BARDA	1,043	1,347	5,983	6,949
LUNAR-CF, net	3,210	5,502	14,987	12,307
Early-stage programs	370	2,100	536	14,566
Discovery technologies	1,720	2,071	6,346	4,123
Payroll and benefits	9,693	13,718	33,347	43,234
Facilities and equipment	2,559	1,471	7,750	7,905
Total research and development	23,265	39,134	87,736	151,376
General and administrative	10,398	13,276	32,052	40,443
Other (1)	(3,064)	(3,834)	(8,249)	(11,339)
Net loss	$(13,448)	$(6,903)	$(36,704)	$(50,936)

(1) Primarily includes interest income.

Note 11. Related Party Transactions

Equity-method Investment - ARCALIS, Inc.

Investments for which the Company exercises significant influence but does not have control, are accounted for under the equity method. Equity-method investment activity is related to the Company's joint venture in ARCALIS, Inc. with Axcelead, Inc. The Company’s share of the investees’ results is presented as either income or loss from equity-method investees in the accompanying consolidated statements of operations and comprehensive loss. As of September 30, 2025, the carrying value of the equity-method investment in ARCALIS remained at zero.

Note 12. Subsequent Events

Change of Corporate Headquarters

On November 6, 2025, the Company changed its corporate headquarters from 10628 Science Center Drive, Suite 250 San Diego, California 92121, to 10285 Science Center Drive, San Diego, California 92121 (the “Address Change”) in order to order to consolidate administrative operations into a single facility. There was no material impact on the Company’s operations, financial position, or results of operations as a result of the Address Change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three- and nine-month periods ended September 30, 2025. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 6, 2025. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2024 Annual Report.

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

We have several key platform technologies that we leverage to develop and advance a pipeline of mRNA-based vaccines and therapeutics for infectious diseases and for rare genetic disorders with significant unmet medical needs. Current mRNA medicines have two critical components: the messenger RNA (“mRNA”) constructs and the lipid nanoparticles (“LNP”) which help deliver the mRNA to disease-relevant target tissues. We have extensive expertise in the design and optimization of mRNA constructs, including with respect to a type of mRNA technology known as self-amplifying mRNA (sa-mRNA). Our proprietary self-amplifying mRNA technology platform, or STARR® (“STARR”), has been demonstrated to induce a robust, longer-lasting and broader humoral immune response at lower dose levels than conventional mRNA-based vaccines. Our proprietary LNP delivery system, LUNAR® (“LUNAR”), is intended to address the major hurdle in RNA drug development, namely the effective and safe delivery of RNA to disease-relevant target tissues. LUNAR may enable multiple nucleic acid medicines. Finally, we have significant expertise and valuable know-how in the development and scalability of complex and robust manufacturing processes required to deliver the next generation of nucleic acid medicines.

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

Meiji has launched in Japan the two-dose vial of KOSTAIVE updated for the JN.1 variant XEC following receipt of approval, in August 2025, from Japan’s Pharmaceuticals and Medical Devices Agency (PMDA).

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

KOSTAIVE BLA Submission

On September 5, 2025, the week prior to the planned Biologics License Application (“BLA”) submission related to KOSTAIVE, the U.S. Food and Drug Administration (the “FDA”) requested that the Company delay its submission of the BLA filing based on the FDA’s expectation of providing additional advice. On October 14, 2025, the FDA informed the Company that, although the FDA had previously agreed that the Company’s proposed data package could support a single-dose indication, upon further consideration it finds that additional data from a clinical endpoint efficacy study will be needed to align with the current COVID-19 vaccine regulatory framework requirements published in The New England Journal of Medicine in May 2025. The Company and CSL Seqirus are evaluating the new requirements.

Marketing Authorization Application filing of KOSTAIVE in United Kingdom

In June 2025, CSL Seqirus submitted a marketing authorization application (“MAA”) to the UK Medicines and Healthcare Products Regulatory Agency (MHRA) for KOSTAIVE. Although there can be no assurances, approval of the MAA is expected in the first quarter of 2026.

Clinical Studies of KOSTAIVE (COVID-19 vaccine)

In connection with our collaboration with CSL Seqirus, we continue to collect data from various ongoing studies. See the 2024 Annual Report for a description of studies.

Recent KOSTAIVE Publications

In July 2025, we published the manuscript ‘Immunogenicity of ARCT-154, a self-amplifying mRNA COVID-19 vaccine, in different booster settings’ (https://doi.org/10.1016/j.jvacx.2025.100693) where we summarized extensive clinical data and concluded that KOSTAIVE (ARCT-154), administered as a homologous or heterologous booster after previous COVID-19 vaccination or natural exposure, provides robust, broad and durable immune responses against diverse SARS-CoV-2 viruses.

In July 2025, a researcher from Tokyo University, Japan, published the manuscript ‘A second-generation, self-amplifying COVID-19 Vaccine: World’s first approval and distribution in the Japanese market with vaccine hesitancy’ (https://doi.org/10.1080/21645515.2025.2530291). The manuscript positions KOSTAIVE as a second-generation mRNA vaccine, differentiating it based on effective dose, durability, and breadth of immune response. It also summarizes the experience from the first year of routine use of the vaccine in Japan.

In August 2025, the manuscript ‘Immunogenicity and Safety of Self-Amplifying mRNA COVID-19 Vaccine (ARCT-2303), With or Without Co-Administration of Seasonal Inactivated Influenza Vaccine in Adults: a Phase 3, Randomised, Controlled, Observer-blind, Multicentre Study’ (https://doi.org/10.1016/j.eclinm.2025.103428) was published in eClinicalMedicine. The manuscript includes the results of the recent pivotal Phase 3 clinical study and concludes that KOSTAIVE (ARCT-2303; XBB.1.5 strain) induces a robust immune response against the vaccine variant of SARS-CoV-2 and can be co-administered with licensed influenza vaccines in adults with no impact on the safety or immunogenicity of either vaccine.

In August 2025, our Japanese partner, Meiji, announced that it has received manufacturing and marketing approval in Japan for a new presentation of KOSTAIVE® against COVID-19. The product targets the SARS-CoV-2 Omicron sub lineage JN.1 variant XEC. In non-clinical studies, it induced neutralizing antibodies not only against Omicron JN.1 and XEC, but also against LP.8.1 and the currently circulating variants XFG and NB.1.8.1. The formulation is supplied as a two-dose vial, with one vial per carton.

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

ARCT-2138 was associated with a dose-dependent increase in the number of activated CD4+ T-cells, more prominent in the higher dose groups. Most CD4 T-cells induced by the ARCT-2138 vaccine produced cytokines important for an antiviral response. The higher vaccine doses kept elevated levels of flu-specific CD4 T-cells through Day 91, outperforming two licensed influenza vaccines.

There is also a signal of potential CD8+ activation, as the number of HA- and NA-specific CD8+ T-cells increased after vaccination, indicating the induction of an anti-viral cytotoxic T cell response by the vaccine.

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

Pandemic Avian Influenza Program (H5N1 Influenza) Updates

Our LUNAR-H5N1 program, which is part of the CSL Collaboration Agreement, continues to progress under the award from BARDA that we obtained in 2022 to advance a candidate vaccine to protect adults against disease caused by H5N1 highly pathogenic avian influenza. The BARDA funds the development program from the preclinical stage through Phase 1.

In April 2025, the FDA granted Fast Track Designation for ARCT-2304. This designation recognizes the potential of ARCT-2304 as an innovative approach to address unmet medical needs for the prevention of disease caused by pandemic influenza A virus H5N1, a significant global health risk. Fast Track Designation from the FDA is granted to vaccines intended to prevent serious conditions caused by infectious diseases. The designation is designed to expedite the development and review process, providing several benefits, including enhanced communication with the FDA, eligibility for priority review, and the possibility of a rolling review.

Our Phase 1 study of ARCT-2304, an sa-mRNA pandemic influenza A/H5N1 vaccine candidate, released interim results in September 2025. The study objectives were to evaluate the safety and tolerability and to describe the immune response of three different dose levels in 132 young adults (18-59 years of age) and 80 older adults (60-80 years old). ARCT-2304 induced a humoral immune response after a single dose (as measured by microneutralization and enzyme-linked lectin anti-neuraminidase assays) in all tested dose levels. The administration of a second dose of ARCT-2304 further increases immune responses. The magnitude of anti-HA response was higher after an 8-week interval compared to a 4-week interval in both young and older adults. ARCT-2304 in dose levels 5 and 12 µg (2 doses administered 4 or 8 weeks apart) and 1.5 µg (2 doses administered 8 weeks apart) induces a hemagglutinin-specific immune response similar to or higher than that after the MF59-adjuvanted pandemic vaccine (in both young and older adults). No safety or tolerability concerns were raised from available data.

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

On October 21, 2025, we announced interim results from the ongoing Phase 2 clinical trial of ARCT-032 for CF. In the second cohort of the study, six Class I CF adults received inhaled 10 mg doses of ARCT-032 daily over 28 days. High-resolution computed tomography (HRCT) lung scans analyzed using FDA 501(k)-cleared AI technology, revealed reductions in mucus burden in four of six Class I CF participants. The treatment was generally safe and well tolerated. Treatment related AEs that were identified in the single-dose Phase 1 study were also observed in some participants for the first few doses but ceased with continued dosing. One SAE occurred in a participant well after the end of the dosing period. The Data Monitoring Committee found no convincing evidence that the SAE is related to ARCT-032 and approved the study to proceed. The third cohort is ongoing and aims to enroll up to six subjects to determine if there is a dose escalation response at 15 mg daily over 28 days and if ARCT-032 continues to be generally safe and well tolerated.

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

A Linear Mixed-Effects Model (LMM) was applied as an exploratory analysis to the Phase 2 glutamine and ureagenesis data. LMM is suitable for analyses of small rare disease trial datasets. In the Phase 2 randomized European study, glutamine levels in patients who received multiple doses of ARCT-810 significantly (p-value = 0.016; LMM) decreased during the dosing period. In the Phase 2 open-label U.S. study, all three participants had a sustained and significant (p-value = 0.004; LMM) decrease in glutamine from baseline reaching normal levels after the first three doses. In the combined analysis of both Phase 2 studies, significantly (p-value = 0.0055; LMM) decreased glutamine levels were observed. The ongoing U.S. Phase 2 open-label study uses a modified and improved 15N-ureagenesis assay (Allegri et al., 2025). The assay measures relative ureagenesis function (RUF) against a normal range established from healthy controls. The assay is not impacted by ammonia scavengers, has low intraindividual variability, and can distinguish between symptomatic and asymptomatic OTC deficient patients. In the first three participants in the ongoing Phase 2 open-label study, RUF statistically (p-value = 0.026, LMM) increased at all post treatment evaluations from a baseline of 29.0% (SD; 9.1%) to 43.7% (SD; 21.7%) at 28 days post-fifth dose. These results suggest a progressive increase of functional OTC enzyme in the liver with continued administrations of ARCT-810. Two of the three participants achieved RUF > 50% indicating a clinically meaningful improvement in urea cycle flux.

ARCT-810 was generally safe and well tolerated in single dose Phase 1/1b and multi-dose Phase 2 studies, comprising 40 participants to date, including 20 OTC deficient participants. The early studies enabled us to improve the tolerability of the infusion regime without using corticosteroid pre-treatment. To date, no serious infusion-related reactions (“IRRs”) have been observed using the improved 3-hour IV regimen (N = 8; up to 6 infusions) in the Phase 2 protocols. Arcturus continues to advance the ARCT-810 program for OTC deficiency.

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

Revenue

We enter into arrangements with pharmaceutical and biotechnology partners and government agencies that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise and exclusivity fees and royalties on future sales. The following table summarizes our total revenues for the periods indicated:

	Three Months Ended September 30,		Change 2025 vs 2024
(in thousands)	2025	2024	Change	%
Revenue	$17,151	$41,673	$(24,522)	-59%

Revenue decreased by $24.5 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily attributable to lower revenue recognized under the CSL collaboration, driven by reduced revenue from supply agreements and less amortization of deferred revenue as KOSTAIVE transitions from a development program to the commercial phase.

	Nine Months Ended September 30,		Change 2025 vs 2024
(in thousands)	2025	2024	$ change	% change
Revenue	$74,835	$129,544	$(54,709)	-42%

Revenue decreased by $54.7 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily attributable to lower revenue recognized under the CSL collaboration during the current period, driven by reduced revenue from supply agreements and less amortization of deferred revenue as KOSTAIVE transitions from a development program to the commercial phase. The remaining decrease was primarily attributable to a decrease in grant revenue.

Operating Expense

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended September 30,		Change 2025 vs 2024		Nine Months Ended September 30,		2024 to 2025
(in thousands)	2025	2024	$ change	% change	2025	2024	$ change	% change
Operating expenses:
Research and development, net	$23,265	$39,134	$(15,869)	-41%	$87,736	$151,376	$(63,640)	-42%
General and administrative	10,398	13,276	(2,878)	-22%	32,052	40,443	(8,391)	-21%
Total	$33,663	$52,410	$(18,747)	-36%	$119,788	$191,819	$(72,031)	-38%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended September 30,		Change 2025 vs 2024		Nine Months Ended September 30,		2024 to 2025
(in thousands)	2025	2024	$ change	% change	2025	2024	$ change	% change
LUNAR-COVID	$3,890	$12,035	$(8,145)	-68%	$13,530	$55,092	$(41,562)	-75%
LUNAR-OTC	780	890	(110)	-12%	5,257	7,200	(1,943)	-27%
BARDA	1,043	1,347	(304)	-23%	5,983	6,949	(966)	-14%
LUNAR-CF, net	3,210	5,502	(2,292)	-42%	14,987	12,307	2,680	22%
Early-stage programs	370	2,100	(1,730)	-82%	536	14,566	(14,030)	-96%
Discovery technologies	1,720	2,071	(351)	-17%	6,346	4,123	2,223	54%
Payroll and benefits	9,693	13,718	(4,025)	-29%	33,347	43,234	(9,887)	-23%
Facilities and equipment	2,559	1,471	1,088	74%	7,750	7,905	(155)	-2%
Total research and development expenses, net	$23,265	$39,134	$(15,869)	-41%	$87,736	$151,376	$(63,640)	-42%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities.

Research and development expenses were $23.3 million for the three months ended September 30, 2025, compared with $39.1 million for the three months ended September 30, 2024. The decrease was primarily driven by lower manufacturing costs related to the LUNAR-COVID, LUNAR-FLU, and LUNAR-CF, as well as reduced clinical trial expenses associated with the LUNAR-COVID and LUNAR-CF programs. Additional decreases were attributable to lower payroll and benefits costs. These reductions were partially offset by increased facilities and equipment costs, driven by the absence of the prior year lease impairment reversal.

Research and development expenses were $87.7 million for the nine months ended September 30, 2025, compared with $151.4 million for the nine months ended September 30, 2024. The decrease was primarily driven by lower manufacturing and clinical costs related to the LUNAR-COVID program, reflecting the program’s transition from a development program to the commercial phase. Additional decreases were attributable to lower manufacturing costs for the LUNAR-CF and LUNAR-FLU programs. These reductions were partially offset by higher clinical costs for Phase 2 of the LUNAR-CF program. Payroll and benefits expenses also decreased, primarily due to lower stock-based compensation expense.

Early-stage programs represent programs that are in the pre-clinical or Phase 1 clinical stage and may be partnered or unpartnered, and primarily includes the LUNAR-FLU program which is partnered with CSL Seqirus. Discovery technologies represent our efforts to expand our product pipeline and are primarily related to pre-partnered studies and new capabilities assessment. A few of our programs are part of our collaborative relationships. The related expenses may be partially offset with funds that have been reimbursed or awarded to us and consist of external manufacturing costs, lab supplies, equipment, and consulting and professional fees. Expenses for both early-stage programs and discovery technologies are expected to decrease as we shift our focus to later-stage programs.

Payroll and benefits primarily consists of employee salaries and benefits, share-based compensation and consultant costs. We expect that payroll and benefits costs will not increase over the next twelve months due to reduced share-based compensation expense.

Facilities and equipment expenses include rent, common area maintenance (“CAM”) costs, depreciation, shipping costs and various other costs related to the operation of our two office and laboratory locations. These costs decreased during the first nine months of 2025 as compared to the first nine months of 2024, as we downsized from three to two facilities. Facilities and equipment expenses are not expected to increase during the next twelve months compared to expense levels recognized in the third quarter of 2025.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses were $10.4 million for the three months ended September 30, 2025, compared with $13.3 million for the three months ended September 30, 2024. General and administrative expenses were $32.1 million for the nine months ended September 30, 2025, compared with $40.4 million for the nine months ended September 30, 2024. The decreases in both periods were primarily due to reduced share-based compensation expense as well as reduced payroll and benefits associated with reductions in headcount.

Finance income, net

	Three Months Ended September 30,		Change 2025 vs 2024		Nine Months Ended September 30,		Change 2025 vs 2024
(in thousands)	2025	2024	$ change	% change	2025	2024	$ change	% change
Interest income	$3,234	$3,818	$(584)	-15%	$8,572	$11,981	$(3,409)	-28%

Interest income is generated on the Company’s cash and cash equivalents. The decrease in interest income for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was primarily due to lower interest rates and a reduced cash balance.

Off-balance sheet arrangements

Through September 30, 2025, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended September 30, 2025, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements and government contracts, the sale of capital stock and long-term debt. Through the third quarter of 2025, we have achieved a total of approximately $513.8 million in upfront payments and milestones from CSL Seqirus, including $4.1 million in upfront payments during the current quarter. We expect to receive future payments from CSL Seqirus primarily by meeting future milestones related to the CSL Collaboration Agreement. As of September 30, 2025, the Company’s balance of cash and cash equivalents, including restricted cash, was $237.2 million.

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

The original term of the agreement is two years, with an option for one-year renewals subject to Wells Fargo approval and we furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Wells Fargo Loan amount for each such renewal. There is no penalty for terminating the agreement. There is no penalty for terminating the facility prior to the maturity date of the Wells Fargo Loan. As collateral, the Company has agreed to pledge $55.0 million in cash to be held at our securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement. In June 2024, Arcturus Therapeutics and Wells Fargo entered into an amendment to the Note, whereby the term of the Note was extended by one year to April 2026. No amounts were drawn down under the Loan during the three months period ended September 30, 2025.

Grant from the Biomedical Advanced Research and Development Authority

On August 31, 2022, we entered into a cost reimbursement contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (“HHS”) to support the development of a low-dose pandemic influenza candidate based on our proprietary self-amplifying messenger RNA-based vaccine platform. The BARDA Contract is to support our non-clinical and pre-clinical development, early-stage clinical development through Phase 1, and associated drug product manufacturing, regulatory and quality-assurance activities over a period of three years. It provides for reimbursement by BARDA of our permitted costs up to $63.2 million. As of September 30, 2025, the remaining available funding net of revenue earned was $30.3 million.

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

The Vinbiocare Support Agreement required us to pay to Vinbiocare certain limited payments, including upon the occurrence of specified events through the first quarter of 2025. Vinbiocare is also eligible to receive a single digit percentage of amounts received by Arcturus on net sales, if any, of ARCT-154 (or next-generation COVID vaccine) up to a capped amount. As of September 30, 2025, the Vinbiocare contractual liabilities in accrued expenses was $0.4 million.

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

We expect to continue to incur additional losses in the long term, and we will need to execute on the additional milestones within the CSL Collaboration Agreement, raise additional debt or equity financing or enter into additional partnerships to fund development. Our ability to transition to profitability is dependent on regulatory approvals and subsequent sales of KOSTAIVE, executing on milestones within the CSL Collaboration Agreement and identifying and developing other successful mRNA drug and vaccine candidates. If we are not able to achieve planned milestones or incur costs in excess of our forecasts, we will need to reduce discretionary spending, discontinue the development of some or all of our programs, which will delay part of our development programs, all of which will have a material adverse effect on our ability to achieve our intended business objectives.

Overview

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$(58,044)	$(59,463)
Investing activities	(318)	(648)
Financing activities	1,694	5,284
Net decrease in cash and restricted cash	$(56,668)	$(54,827)

Operating Activities

Net cash used in operating activities was $58.0 million for the nine months ended September 30, 2025, compared to $59.5 million for the nine months ended September 30, 2024. The increase in cash outflows was primarily driven by higher payments of accrued liabilities, partially offset by the timing of payments received under collaboration agreements and reductions in prepaid balances.

Investing Activities

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2025, compared with $0.7 million for the nine months ended September 30, 2024. Activity in both periods primarily reflected purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2025, compared to $5.3 million for the nine months ended September 30, 2024. The decrease in cash inflow was primarily driven by reduced stock option exercise activity in 2025.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. As such, we make certain estimates, judgments and assumptions that we believe are reasonable, based upon information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our reported results of operations and financial condition. We describe our significant accounting policies more fully in Note 2 to our consolidated financial statements for the year ended December 31, 2024 included in the 2024 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, and our principal financial and accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Material Weakness in Internal Control over Financing Reporting Existing as of September 30, 2025

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the following material weakness disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 continues to exist as of September 30, 2025:

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business, including those related to governmental inquiries, intellectual property and commercial relationships, including the arbitration disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2025 filed with the SEC on August 11, 2025, and the legal proceeding disclosed in a Current Report on Form 8-K filed with the SEC on October 22, 2025. There have been no material updates with respect to such matters. The subject matter of any such legal proceedings or claims are or will be highly complex and subject to substantial uncertainties. The outcome of any such proceedings or claims, regardless of the merits, are and will be inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we strongly encourage you to review. Except as disclosed below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Commission on March 6, 2025.

A prolonged U.S. federal government shutdown could materially and adversely affect our business, operations, and legal proceedings.

On October 1, 2025, the federal government of the United States began a shutdown at 12:01 a.m. EDT as a result of congressional failure to pass appropriations legislation for the 2026 fiscal year, which began that day. A continued and prolonged shutdown could materially and adversely affect our business, operations, financial condition, and legal matters. A federal government shutdown may result in the furlough of federal employees, reduced availability of government services, and suspension or delay of activities by key agencies that regulate, fund, or interact with our business, including the SEC, the FDA, the HHS, and the U.S. Patent and Trademark Office. During such periods, review and approval of our filings, applications, and submissions could be delayed, and we may be unable to access or rely upon certain government data or systems. In addition, the Administrative Office of the U.S. Courts and federal judiciary operations rely on appropriated funds and fee-based reserves that may be exhausted in the event of an extended shutdown. If federal court funding lapses or is limited to “essential” functions only, civil litigation, bankruptcy proceedings, and regulatory enforcement actions involving us or our affiliates could be postponed or suspended. Any such delay could impede our ability to resolve disputes, enforce contractual rights, or obtain timely judicial relief, which may have a material adverse effect on our financial position or prospects. Such conditions could negatively impact our access to financing, timing of capital-raising transactions, and the liquidity or trading volume of our securities. Accordingly, the current federal government shutdown, or uncertainty regarding the continuity of government operations could have a material adverse effect on our business, results of operations, and stock price.

We have filed a lawsuit alleging trade secret misappropriation and breach of contract, and any unfavorable outcome or related proceedings could materially and adversely affect our business, financial condition, results of operations, and reputation.

On September 23, 2025, we filed a lawsuit in the United States District Court for the Southern District of California against AbbVie Inc., Capstan Therapeutics, Inc., and other defendants asserting claims for trade secret misappropriation and breach of contract. The defendants’ current deadline to respond to our complaint is December 1, 2025, and the court has not set a case schedule. Litigation is inherently uncertain, time-consuming, and costly. We may not prevail on our claims, and the defendants may assert counterclaims against us, including challenges to our intellectual property or allegations of our own misconduct, any of which could result in adverse rulings, monetary judgments, fee or cost awards, or other relief that may be material. Even if we are successful in whole or in part, the litigation could result in substantial expense, divert management’s attention and operational resources, disrupt relationships with partners, collaborators, or customers, and require the disclosure of sensitive information in discovery that could diminish the value of our trade secrets or other confidential information. The court could deny our requested relief, limit the scope of our asserted rights, or otherwise issue rulings that adversely affect our ability to protect, use, or commercialize our intellectual property and technology. In addition, associated proceedings, including motions practice, discovery disputes, and potential appeals, could be protracted and unpredictable, particularly given that the court has not yet established a case schedule. Any of these outcomes could negatively impact our competitive position, delay or impede our research, development, manufacturing, or commercialization activities, and result in increased legal and compliance costs. As a result, this litigation and any related proceedings could materially and adversely affect our business, financial condition, cash flows, and results of operations.

CSL Limited’s potential separation of CSL Seqirus could disrupt our collaboration and materially harm our business.

Reports that CSL Limited intends to separate or spin off its vaccine business, including its subsidiary CSL Seqirus, could disrupt or adversely affect our collaboration and materially harm our business. We are party to a strategic collaboration with CSL Seqirus for the development and commercialization of mRNA vaccines for COVID-19, influenza and certain other infectious diseases. We cannot predict the timing, terms, structure, or ultimate consummation of any potential separation, and even the announcement or pendency of such a transaction may create uncertainty and execution risk that could adversely affect CSL Seqirus’s performance under our agreements and, as a result, our programs, timelines and costs. For example, a separation could lead to shifting strategic priorities, changes in management focus, or reduced access to corporate resources, capital, manufacturing networks or commercial infrastructure previously available to CSL Seqirus as part of the CSL group. In addition, any stand‑alone entity may have a different risk profile, capital structure, credit quality, or appetite for development and commercial investment, which could impair its ability or willingness to satisfy funding, diligence, supply, or commercialization obligations or to continue programs that were prioritized prior to the separation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: November 12, 2025	By:	/s/ Andy Sassine
Andy Sassine
Chief Financial Officer Principal Financial and Accounting Officer