Form 10-K
period 2025-12-31
Arcturus Therapeutics Holdings Inc.
filed 2026-03-03
CIK 1768224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on The Nasdaq Stock Market on June 30, 2025 was $323.5 million.

As of February 27, 2026, the registrant had 28,423,069 shares of voting common stock outstanding.

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

•
our plans and ability to develop and commercialize our product candidates;
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
•
interactions with regulatory authorities in the United States and foreign countries, including outcomes of meetings with the FDA regarding a regulatory pathway for ARCT-810 and ARCT-032;
•
our compliance, and ability to remain in compliance, with the requirements of our collaboration agreements, including our collaboration with Seqirus Inc. (“CSL Seqirus”), and our ability to prevail in any disputes regarding such collaboration agreements;
•
the anticipated benefits and success of our collaboration agreement with CSL Seqirus related to the licensure of our STARR® mRNA technology and LUNAR® lipid-mediated delivery, including our timely receipt of upfront and potential royalty and other payments thereunder;
•
the status of development activities of the LUNAR-COV19 and LUNAR-FLU programs, and the other infectious disease programs, under our collaboration with CSL Seqirus;
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

Our estimates are derived from industry and general publications, studies and surveys conducted by third-parties, as well as data from our own internal research. These publications, studies and surveys generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information, and we have not independently verified industry data from such third-party sources. While we believe our internal research is reliable and that our internal estimates are reasonable, such research has not been verified by any independent source and our internal estimates are based on our good faith beliefs as of the respective dates of such estimates. This Annual Report on Form 10-K includes references to and citations of third-party publications. Such publications and related materials are provided for informational purposes only. Neither these publications nor the information contained therein is incorporated by reference into, or deemed to form a part of, this Annual Report on Form 10-K, and we do not adopt or endorse the statements made in such materials.

PART I

Item 1. Business

Overview

We are a messenger RNA medicines company focused on the development of liver and respiratory rare disease therapeutics. We have ongoing Phase 2 clinical studies for our RNA therapeutic candidates to potentially treat ornithine transcarbamylase (OTC) deficiency and cystic fibrosis (CF).

We developed the world’s first approved self-amplifying messenger RNA (sa-mRNA) vaccine, KOSTAIVE® (“KOSTAIVE”), which we have partnered with Seqirus, Inc. (“CSL Seqirus”), a part of CSL Limited. KOSTAIVE has achieved approval in Japan, the European Union and the United Kingdom as a vaccine against COVID-19, and sales of KOSTAIVE began in Japan in October 2024.

We have several key platform technologies that we leverage to develop and advance a pipeline of mRNA-based therapeutics for rare genetic disorders with significant unmet medical needs and vaccines for infectious diseases. Current mRNA medicines have two critical components: the messenger RNA (“mRNA”) constructs and the lipid nanoparticles (“LNP”) which help deliver the mRNA to disease-relevant target tissues. We have extensive expertise in the design and optimization of mRNA constructs, including with respect to a type of mRNA technology known as self-amplifying mRNA (sa-mRNA). Our proprietary self-amplifying mRNA technology platform, or STARR® (“STARR”), has been demonstrated to induce a robust, longer-lasting and broader humoral immune response at lower dose levels than conventional mRNA-based vaccines. Our proprietary LNP delivery system, LUNAR® (“LUNAR”), is intended to address the major hurdle in RNA drug development, namely the effective and safe delivery of RNA to disease-relevant target tissues. LUNAR may enable multiple nucleic acid medicines. We also have significant expertise and valuable know-how in the development and scalability of complex and robust manufacturing processes required to deliver the next generation of nucleic acid medicines.

Our internal pipeline includes RNA therapeutic candidates to potentially treat ornithine transcarbamylase (OTC) deficiency and cystic fibrosis (CF), both rare diseases. In our vaccine program, we have partnered with CSL Seqirus, one of the world’s leading influenza vaccine providers, on the development and commercialization of mRNA vaccines for COVID-19, influenza and three other infectious diseases. In CSL Limited’s half-year results presented on February 11, 2026, CSL Limited reported an accounting write-down of approximately $430 million attributable to our collaboration agreement with CSL Seqirus, citing declining COVID-19 disease burden and more onerous U.S. regulatory requirements.

In our CF program, we enrolled and completed dosing in the three initially planned cohorts of our Phase 2 multiple ascending dose study of ARCT-032, confirming the safety and tolerability of ARCT-032 dosed daily for four weeks. This study was initiated in December 2024 and was designed to identify a safe and effective dose regimen in those with Class I (null) CFTR mutations and people with CF who do not benefit from CFTR modulators. In the study, six CF adults with Class I CFTR mutations inhaled 10 mg doses of ARCT-032 daily over 28 days. Interim results released in October 2025 demonstrated that the treatment was generally safe and well tolerated. Treatment-related adverse events (AEs) that were identified in the single-dose Phase 1 study were also observed in some participants for the first few doses but ceased with continued dosing. Bronchospasm has not been reported in this study thus far, neither with nor without albuterol pretreatment. One serious adverse event (SAE) occurred in a participant after the end of the dosing period. The safety review committee found no convincing evidence that the SAE is related to ARCT-032 and approved the study to proceed. We intend to initiate a 12-week safety and preliminary efficacy study in up to 20 CF participants in the first half of 2026, after the third cohort completes treatment. ARCT-032 has received Orphan Drug Designation by the U.S. Food and Drug Administration (the “FDA”) and Orphan Medicinal Product Designation by the European Medicines Agency (the “EMA”) for the treatment of CF, and Rare Pediatric Disease Designation from the FDA.

KOSTAIVE is the brand name approved in Japan and Europe for ARCT-154, which is the version of the sa-mRNA COVID vaccine encoding the ancestral strain of SARS-CoV-2, and also for updated variant-specific versions of this vaccine. We may use KOSTAIVE or the specific internally generated name, such as ARCT-154, ARCT-2301 and ARCT-2303, to identify a version of the vaccine.

In our OTC program, we have continued to conduct a Phase 2 double-blind multiple-dose study of ARCT-810. Five patients with OTC deficiency have now completed dosing, and a sixth patient has initiated dosing. A type C meeting with the FDA to discuss our plans for a proposed future pediatric study under the RDEP (Rare Disease

Evidence Principles) is scheduled for the first half of 2026. ARCT-810 has received Orphan Drug Designation from the FDA and Orphan Medicinal Product Designation from the EMA for treatment of OTC deficiency, as well as Fast Track Designation and Rare Pediatric Disease Designation from the FDA.

Commercial sales of KOSTAIVE began in October 2024 in Japan by Meiji Seika Pharma, Ltd. (“Meiji”), CSL Seqirus’ exclusive partner in Japan, marking the first commercial sales of an Arcturus-developed product. In September 2025, Meiji launched a new presentation of KOSTAIVE in Japan. The product is a 2-dose vial lyophilized presentation incorporating the updated XEC variant strain. Approval for offshore manufacturing of the 2-dose vial lyophilized presentation was granted by Japan in August 2025, followed by approval for onshore manufacturing in January 2026. KOSTAIVE was approved by the European Commission (EC) in February 2025 and by the United Kingdom in January 2026, providing further validation of our platform by additional significant regulatory authorities.

In December 2024, we initiated dosing of an sa-mRNA vaccine candidate against pandemic avian influenza (bird flu) in a Phase 1 trial funded by the Biomedical Advanced Research and Development Authority (“BARDA”). The study results were received in the second half of 2025, indicating a favorable tolerability and safety profile and the ability to induce a robust and durable humoral immune response in young and older adults.

We also improved our platform technologies and advanced our early-stage research activities and manufacturing process development and operations. We conducted exploratory platform development activities, including the evaluation of genome editing, and new targeting approaches, where our LUNAR and STARR platforms could be useful for identification and development of additional products for our portfolio.

Nucleic Acid Medicines and an Introduction to Arcturus’ Platform Technologies

Nucleic Acid Medicines

Nucleic acid medicines have the potential to treat diseases caused by genetic mutations, including diseases that cannot be treated by conventional drugs, such as small molecules and biologics. Some of these medicines function by providing the means for producing a deficient yet vital protein in vivo. Within a cell, DNA carries the blueprint, in the form of genes, which encode critical proteins necessary for life. Each gene’s code is transcribed into a nucleic acid molecule called mRNA, which informs the cell’s own machinery how to organize amino acid building blocks to make one or more proteins needed for normal biological function.

Nucleic acid therapeutics represent a significant advancement in targeted medicines and several of these therapeutics are being developed by public and private companies. The general objectives of these therapies include:

•
to introduce a gene product (e.g., mRNA or DNA) that encodes for a functional protein to replace an absent or defective protein;
•
to restore a functional protein by genomic DNA editing of the corresponding gene or RNA editing resulting in the correction of the mRNA sequence;
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

Brief Introduction to our LUNAR and STARR Technology Platforms

LUNAR®

A key challenge for nucleic acid medicines is the safe and effective delivery of the nucleic acid molecule into cells. In addition to enabling uptake of the medicine into cells, the nucleic acid delivery vehicle seeks to protect the nucleic acid from degradation prior to cell entry and to release the nucleic acid payload inside the cell. Arcturus has developed a novel lipid-mediated delivery system called LUNAR. LUNAR is comprised of a mixture of biodegradable synthetic lipids and naturally occurring lipids. Lipids are molecules that contain hydrocarbons and make up the building blocks of the structure and function of living cells. Examples of lipids include fats, oils, waxes and phospholipids. LUNAR is designed to address technical challenges facing the delivery of nucleic acid medicines into cells. We continue to expand our library of proprietary synthetic lipids, known as ATX, to over 300 to date. Our preclinical studies have shown that formulations can be customized for the indication and target cell type of interest, and we have also demonstrated that our proprietary formulation process is scalable and reproducible. Our LUNAR platform is described in more detail below.

STARR®

Our STARR technology is our proprietary self-amplifying mRNA (or sa-mRNA) technology platform. When combined with a delivery system, such as our lipid-mediated delivery system LUNAR, the STARR technology has the potential to generate a protective immune response or drive therapeutic protein expression to prevent against or treat a variety of diseases. Self-amplifying RNA-based prophylactic vaccines developed with STARR trigger rapid and prolonged antigen expression in host cells, which may provide protective immunity against infectious pathogens. We have shown in clinical trials that combining LUNAR and STARR technologies can reduce dose requirements, deliver a superior immune response, and sustain protein expression compared with conventional RNA-based vaccines, potentially enabling faster production of larger volumes of vaccine doses.

Our Pipeline

Therapeutics

Vaccines

(i) Commercialized in Japan; approved by the European Commission and the United Kingdom

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

There is a pressing need for new medicines for rare diseases as few of the 10,000 known rare diseases have approved treatments. Biopharmaceutical industry researchers are making great progress in the fight against some rare diseases as innovative science has opened new opportunities. More than 770 medicines have been approved by the FDA since the enactment of the Orphan Drug Act and more than 800 medicines are currently in clinical development. Despite recent progress, there is more work to be done to overcome the scientific, operational, and financial challenges that arise.

We believe our technology should provide an excellent platform to address genetically inherited rare diseases. Specifically, we are focusing on developing medicines to treat people with rare respiratory and liver diseases who currently have limited or no treatment options.

Rare Disease Program - LUNAR-CF (Cystic Fibrosis)

The LUNAR-CF program addresses cystic fibrosis (CF) lung disease, a progressive disorder caused by mutations in the CF transmembrane conductance regulator (CFTR) gene. ARCT-032, our lead development candidate for the treatment of CF, uses our LUNAR platform to deliver a codon-optimized CFTR mRNA into airway epithelial cells. This allows airway cells to produce functional human CFTR protein using native translational machinery and protein trafficking pathways which could result in the treatment of the underlying defect that causes CF lung disease, regardless of the specific mutation. The Cystic Fibrosis Foundation (the “CFF”) has partnered with us to support the development of this therapy. ARCT-032 represents the first LUNAR-based mRNA therapeutic delivered by the inhaled route, offering direct delivery to the affected airways to restore functional CFTR.

There are close to 40,000 children and adults living with CF in the United States (and an estimated 105,000 people have been diagnosed with CF across 94 countries). CF can affect people of every racial and ethnic group. Approximately 800 people are newly diagnosed with CF each year in the United States. CF is caused by more than 2,000 known mutations in the CFTR gene. These mutations have been grouped into several different classes based on the mechanism by which they cause reduction in the production and/or function of the CFTR protein. When CFTR is absent or defective, the airway surfaces become dehydrated and coated with a layer of thick mucus that clogs the airways, causing difficulty breathing and often resulting in chronic infections, exaggerated inflammation, structural airway damage, and other serious complications in the lungs. CF is a multi-system disease that may also affect the pancreas, intestines, liver, sinuses, reproductive tract, and sweat glands. The median predicted survival of CF patients has dramatically improved since the introduction of highly effective CFTR modulators, and is approximately 65 years for those born between 2020-2024 in the United States. However, for those people with CF who are not eligible or otherwise cannot take modulators, the predicted survival remains much lower, and the cause of most of the mortality and morbidity is due to the lung disease.

Current non-curative therapies for CF lung disease are directed towards treating symptoms and preventing the progression of the disease. These treatments include aerosolized mucolytics, antibiotics, and airway clearance techniques that are time-consuming and represent a significant treatment burden for people with CF. Many CF patients ultimately suffer from a critical decline in lung function and require lung transplants.

The FDA has approved several CFTR modulator therapies (Kalydeco®, Orkambi®, Symdeko®, Trikafta®, and Alyftrek®) that assist certain classes of abnormal CFTR protein to reach the cell membrane and/or increase functional ion channel activity. The CFTR modulators, while effective in many patients, are mutation-specific and therefore are not effective in all persons with CF. Other treatments are required to target Class I mutations (no CFTR produced; approximately 10% of CF cases worldwide), and people who are intolerant or have poor response to CFTR modulator therapies. We are initially focusing ARCT-032 on these groups of patients, as they currently have the highest unmet need for CF therapies.

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

In 2023, we successfully completed a safety and tolerability Phase 1 single ascending dose study of ARCT-032 (LUNAR-CF), our mRNA therapeutic candidate for CF. Thirty-two healthy participants (eight subjects in each of four dose cohorts) received a single inhaled dose of ARCT-032. Subsequently, seven CF adults received two administrations of ARCT-032 separated by two days in a Phase 1b study extension.

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

In December 2024, we initiated dosing in our ARCT-032 Phase 2 multiple ascending dose study designed to identify a safe and effective dose in Class I (null) and other CF participants who do not benefit from CFTR modulators. This study is supported by safety and tolerability data collected in healthy volunteers (N = 32) and the two-administration Phase 1b study in CF adults. The initial three dose cohorts are fully enrolled, with each participant in the Phase 2 CF study (NCT06747858) receiving daily treatments of ARCT-032 over a period of 28 days.

On October 21, 2025, we announced interim results from the ongoing Phase 2 clinical trial of ARCT-032 for CF. In the second cohort of the study, six Class I CF adults received inhaled 10 mg doses of ARCT-032 daily over 28 days. High-resolution computed tomography (HRCT) lung scans analyzed using FDA 510(k)-cleared AI technology, revealed reductions in mucus burden in four of six Class I CF participants. The treatment was generally safe and well tolerated. Bronchospasm was not reported in these participants, either with or without pretreatment with a bronchodilator. Treatment related AEs that were identified in the single-dose Phase 1 study were also observed in some participants for the first few doses but ceased with continued dosing. One SAE occurred in a participant after the end of the dosing period. The safety review committee found no convincing evidence that the SAE was related to ARCT-032 and approved the study to proceed. The third cohort is ongoing and has enrolled four subjects to determine if there is a different response at 15 mg daily over 28 days and if ARCT-032 continues to be generally safe and well tolerated. A fourth cohort is planned to begin enrollment of up to 20 adults with CF to explore safety, tolerability, and efficacy of ARCT-032 administered for 12 weeks.

In December 2025, we published our preclinical data of the ARCT-032 study. This study demonstrates that LUNAR lipid nanoparticles effectively deliver human CFTR mRNA to airway epithelia, restoring chloride channel function and mucociliary clearance in primary human cystic fibrosis cells and a ferret model of the disease.

Rare Disease Program – ARCT-810 (LUNAR-OTC)

The LUNAR-OTC development program addresses ornithine transcarbamylase (OTC) deficiency, a rare, life-threatening, genetic disease caused by mutations in the OTC gene that lead to dysfunctional or deficient OTC.

OTC deficiency is the most common of the urea cycle disorders, a group of inherited metabolic disorders that are associated with reduced ability to eliminate ammonia from the body. There are over 5,000 people with OTC deficiency in the United States, and the prevalence is approximately one in 14,000 to one in 77,000 people worldwide. Ammonia is a toxic waste product produced from the breakdown of protein. OTC is a critical enzyme in the urea cycle, which takes place in liver cells and converts ammonia to harmless urea which is eliminated by the kidneys. In patients with OTC deficiency, ammonia accumulates in the blood and is toxic to the brain and liver. Symptoms of high ammonia levels include vomiting, headaches, coma and death. OTC deficiency can cause developmental problems, seizures and death in newborn babies. As an X-linked disorder, OTC deficiency tends to be more severe in males, though female carriers are often affected. Patients with less severe symptoms may present later in life, as adults. Currently no cure exists for OTC deficiency apart from liver transplant; however, this treatment comes with significant risks and complications such as organ rejection, and transplant recipients must take immunosuppressant drugs for the rest of their lives. Current standard of care for OTC deficiency is a low-protein diet, dietary supplements, and nitrogen scavengers to try to prevent accumulation of ammonia. Life-threatening episodes of high ammonia levels can still occur, requiring treatment with dialysis or hemofiltration. These treatments do not address the underlying cause of disease, and there remains a high unmet need for an effective treatment.

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

Preclinical data in OTC-deficient murine models demonstrated that dosing of LUNAR-OTC results in robust OTC protein expression and activity, thereby improving ureagenesis, reducing plasma ammonia, and increasing survival.

A Phase 1 double-blind, placebo-controlled, dose-escalation study of ARCT-810 in healthy volunteers, completed in November 2020, and demonstrated favorable safety, tolerability and PK profiles.

A single ascending dose, placebo-controlled Phase 1b study in 16 stable mild OTC-deficient adults was completed in the United States in September 2023. The trial assessed safety, tolerability, and pharmacokinetics of a single dose of ARCT-810, and exploratory biomarkers of drug activity. ARCT-810 was generally safe and well tolerated at doses ranging from 0.1- 0.5mg/kg and no serious or severe adverse events were observed. Sporadic infusion-related reactions (IRRs) were managed with symptomatic treatment and appeared to be less frequent with slower infusion rates. In plasma, ARCT-810 mRNA could be detected for up to four weeks, while ionizable lipid was no longer measurable after 48 hours, indicating rapid degradation of the lipid nanoparticle that was utilized to deliver ARCT-810 mRNA. Study results were presented at the Society for Inherited Metabolic Disorders meeting in Charlotte, North Carolina in April 2024 and at the annual symposium for the Society for the Study of Inborn Errors of Metabolism in Porto, Portugal in August 2024.

A Phase 2 double-blind study of ARCT-810 in stable OTC-deficient adolescents and adults in the European Union and the United Kingdom completed dosing of eight subjects in August 2024 at the 0.3 mg/kg dose level. The participants in this group were randomized 3:1 to receive six doses of ARCT-810 or placebo administered every 14 days. Study results were presented at the 6th International Symposium on Urea Cycle Disorders, Kyoto, Japan and International Congress of Inborn Errors of Metabolism, Kyoto, Japan in September, 2025.

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

A Linear Mixed-Effects Model (LMM) was applied as an exploratory analysis to the Phase 2 glutamine and ureagenesis data. LMM is suitable for analyses of small, rare disease trial datasets. In the Phase 2 randomized European study, glutamine levels in patients who received multiple doses of ARCT-810 significantly (p-value = 0.016; LMM) decreased during the dosing period. In the Phase 2 open-label U.S. study, interim analysis of the first three participants showed a sustained and significant (p-value = 0.004; LMM) decrease in glutamine from baseline, reaching normal levels after the first three doses. In the combined analysis of both Phase 2 studies, significantly (p-value = 0.0055; LMM) decreased glutamine levels were observed. The ongoing U.S. Phase 2 open-label study uses a modified and improved 15N-ureagenesis assay (Allegri et al., 2025). The assay measures relative ureagenesis function (RUF) against a normal range established from healthy controls. The assay is not impacted by ammonia scavengers, has low intraindividual variability, and can distinguish between symptomatic and asymptomatic OTC deficient patients. In the first three participants in the ongoing Phase 2 open-label study, RUF statistically (p-value = 0.026, LMM) increased at all post treatment evaluations from a baseline of 29.0% (SD; 9.1%) to 43.7% (SD; 21.7%) at 28 days post-fifth dose. These results suggest a progressive increase of functional OTC enzymes in the liver with continued administrations of ARCT-810. Two of the three participants achieved RUF > 50% indicating a clinically meaningful improvement in urea cycle flux.

A type C meeting with the FDA to discuss our plans for a proposed future pediatric study under the RDEP (Rare Disease Evidence Principles) is scheduled for the first half of 2026.

Vaccine Programs

According to the National Foundation for Infectious Diseases, over 50,000 people die each year due to vaccine-preventable diseases and related complications in the United States alone (Centers for Medicare and

Medicaid Services, 2018; Walter et al., 2016). Influenza and pneumonia cases approach this number of deaths each year and more than one million individuals in the United States have died of COVID since the beginning of the COVID-19 pandemic (Centers for Disease Control and Prevention). The Department of Health and Human Services estimated that 330,000 lives were saved in the United States due to COVID-19 vaccination in 2021 alone. Outbreaks of new infectious diseases, and the rise of variants to existing viruses, create demand for new and novel approaches to producing vaccines in a more cost-effective and quicker manner.

The COVID-19 pandemic highlighted the efficacy, safety, and rapidity in which nucleic acid medicines can be used to vaccinate vulnerable populations, and our vaccine program has continued to progress. In 2020, we initiated development of our first self-amplifying mRNA vaccine candidate to protect against COVID-19. In December 2022, we entered into a Collaboration and License Agreement (“CSL Collaboration Agreement”) with CSL Seqirus, a part of CSL Limited and one of the world’s leading influenza vaccine providers, for the global exclusive rights to research, develop, manufacture and commercialize self-amplifying mRNA vaccines against COVID-19, influenza and up to three other infectious diseases and global non-exclusive rights to pandemic pathogens. The CSL Collaboration Agreement combines CSL Seqirus’ established global vaccine commercial and manufacturing infrastructure with Arcturus’ manufacturing expertise and innovative STARR self-amplifying mRNA vaccine and LUNAR delivery platform technologies. For a more comprehensive discussion of the CSL Collaboration Agreement, please see Item 1 “Business” – “Revenue and Collaboration Arrangements and Other Material Agreements” – “CSL Seqirus.”

In November 2023, ARCT-154 (KOSTAIVE) became the world’s first approved self-amplifying RNA vaccine following Japan’s approval of ARCT-154 for primary immunization and as a booster dose against COVID-19. In September 2024, Japan’s Ministry of Health, Labor and Welfare (MHLW) granted approval and authorization for an updated version of KOSTAIVE, targeted to protect against the JN.1 lineage of Omicron subvariants for adults 18 years of age and older. CSL Seqirus’ exclusive partner in Japan, Meiji, began distributing the updated vaccine in Japan in October 2024, marking the world’s first commercially available sa-mRNA COVID-19 vaccine for adults 18 and older. The approval was based on manufacturing data demonstrating the quality and consistency of the vaccine product, non-clinical immunogenicity data against JN.1 lineage of Omicron subvariants of KOSTAIVE (JN.1), and clinical evidence supporting the safety and immunogenicity of KOSTAIVE (bivalent, BA.4/5 and ancestral strain).

In our influenza vaccine franchise, a Phase 1 clinical trial of our seasonal influenza candidate was conducted in 2024-2025 under our collaboration with CSL Seqirus, and a BARDA-funded Phase 1 clinical trial of our H5N1 pandemic flu candidate was initiated in December 2024 and is ongoing.

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

Our COVID-19 vaccine candidate, KOSTAIVE, is based on our STARR (self-amplifying mRNA) technology platform and our LUNAR platform. It was designed to elicit immune responses against the SARS-CoV-2 spike protein, the critical component that enables viral entry.

KOSTAIVE is the brand name approved in Japan and Europe for ARCT-154, the version of the sa-mRNA COVID-19 vaccine encoding the ancestral strain of SARS-CoV-2, as well as for updated variant-specific versions of this vaccine. We may use KOSTAIVE or internally generated names, such as ARCT-154, ARCT-2301, and ARCT-2303, to identify vaccines targeting specific SARS-CoV-2 variants.

The licensure of KOSTAIVE in Japan in 2023, followed by the approval of an updated version of KOSTAIVE (JN.1 Omicron subvariant) and initiation of commercial sales in Japan in 2024 are significant milestones in the advancement of our vaccine franchise. The approval of KOSTAIVE by the EMA in January 2025 and by the United

Kingdom (the UK Medicines and Healthcare Products Regulatory Agency (MHRA)) in January 2026 provided further validation of our platform by other major regulatory authorities.

On September 5, 2025, the week prior to the planned Biologics License Application (“BLA”) submission related to KOSTAIVE, the U.S. Food and Drug Administration (the “FDA”) requested that the submission of the BLA filing be delayed due to the FDA’s expectation of providing additional advice. On October 14, 2025, the FDA informed us that, although the FDA had previously agreed that our proposed data package could support a single-dose indication, upon further consideration it found that additional data from a clinical endpoint efficacy study will be needed to align with the current COVID-19 vaccine regulatory framework requirements published in The New England Journal of Medicine in May 2025. On September 26, 2025, Meiji Holdings Co., Ltd. announced that its subsidiary, Meiji, launched a new composition of KOSTAIVE®, a self-amplifying mRNA vaccine against COVID-19. The product targets the SARS-CoV-2 Omicron sub lineage JN.1 variant XEC. In non-clinical studies, it induced neutralizing antibodies not only against Omicron JN.1 and XEC, but also against LP.8.1 and the currently circulating variants XFG and NB.1.8.1. The formulation is lyophilized and supplied as a two-dose vial, with one vial per carton.

In 2025, several important manuscripts related to our studies were published, which are summarized below.

•
In April 2025, we published a comprehensive analysis of safety data for KOSTAIVE®, with a 12-month follow-up from the pivotal clinical study in Vietnam (NCT05012943), which had 17,582 participants who received at least one dose of the study vaccine. The study confirmed the favorable reactogenicity profile of the vaccine. Acceptable tolerability of KOSTAIVE (ARCT-154) was also observed in older participants and individuals who are at risk of severe consequences of COVID-19 due to underlying medical conditions. Long-term follow-up has not revealed any safety concerns, with no reports of myocarditis or pericarditis. No serious consequences occurred in several pregnancies reported after vaccination. Long-term data from this large trial suggest that KOSTAIVE is safe and well-tolerated.
•
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
•
In July 2025, we published the manuscript ‘Immunogenicity of ARCT-154, a self-amplifying mRNA COVID-19 vaccine, in different booster settings where we summarized extensive clinical data and concluded that KOSTAIVE (ARCT-154), administered as a homologous or heterologous booster after previous COVID-19 vaccination or natural exposure, provides robust, broad and durable immune responses against SARS-CoV-2 viruses.
•
In July 2025, a researcher from Tokyo University, Japan, published the manuscript ‘A second-generation, self-amplifying COVID-19 Vaccine: World’s first approval and distribution in the Japanese market with vaccine hesitancy. The manuscript positions KOSTAIVE as a second-generation mRNA vaccine, differentiating it based on effective dose, durability, and breadth of immune response, and summarizes experience from the first year of routine use of the vaccine in Japan.
•
In August 2025, the manuscript ‘Immunogenicity and Safety of Self-Amplifying mRNA COVID-19 Vaccine (ARCT-2303), With or Without Co-Administration of Seasonal Inactivated Influenza Vaccine in Adults: a Phase 3, Randomised, Controlled, Observer-blind, Multicentre Study’ was accepted by eClinicalMedicine. The manuscript presents the results of a recent pivotal Phase 3 clinical study and concludes that KOSTAIVE (ARCT-2303; XBB.1.5 strain) induces a robust immune response against the SARS-CoV-2 vaccine variant and can be co-administered with licensed influenza vaccines in adults, without affecting the safety or immunogenicity of either vaccine.

•
In December 2025, in collaboration with the McNamara Lab at Harvard, we presented the manuscript ‘Sustained Humoral Activation through self-amplifying mRNA Vaccination Enhances Longitudinal Antibody Function in a Phase III Trial. The authors applied a system serology approach to analyze post-vaccination serum samples from participants who received KOSTAIVE (ARCT-154) and a conventional mRNA vaccine (BNT162B2, Comirnaty). The study demonstrated that ARCT-154 elicited a unique antibody response defined by a sustained, activating profile to the vaccine-encoded Spike protein and a broad spectrum of drifted Spikes. Notably, activating FcγRIIIA-binding antibodies showed sustained stimulation in the ARCT-154-treatment arm, which translated into enhanced natural killer (NK) cell activation.

Commercialization of KOSTAIVE in Japan

Meiji has launched in Japan the two-dose vial of KOSTAIVE updated for the JN.1 variant XEC, following receipt of approval, in August 2025, from Japan’s Pharmaceuticals and Medical Devices Agency (PMDA). KOSTAIVE first received marketing authorization approval in Japan in 2023 for use as a primary immunization and booster in Japan for adults 18 years and older. The updated versions were approved and commercialized in the 2024-2025 and 2025-2026 seasons.

In January 2025, CSL Seqirus’ partner Meiji received approval for a partial amendment to the manufacturing and marketing approval of KOSTAIVE to include manufacturing sites in Japan. With this approval, Meiji and ARCALIS, Inc., Arcturus’ manufacturing joint venture in Japan, have been added as manufacturing sites. As a result, KOSTAIVE, with active pharmaceutical ingredients manufactured at such sites, may be shipped for commercial use in Japan.

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

KOSTAIVE BLA Submission

On September 5, 2025, the week prior to the planned Biologics License Application (“BLA”) submission related to KOSTAIVE, the FDA requested that the submission of the BLA filing be delayed due to the FDA’s expectation of providing additional advice. On October 14, 2025, the FDA informed us that, although the FDA had previously agreed that our proposed data package could support a single-dose indication, upon further consideration it finds that additional data from a clinical endpoint efficacy study will be needed to align with the current COVID-19 vaccine regulatory framework requirements published in The New England Journal of Medicine in May 2025. The FDA's sudden changes to regulatory requirements for COVID-19 vaccines have indefinitely delayed the U.S. BLA filing for KOSTAIVE.

Approval of KOSTAIVE (ARCT-154) in United Kingdom

In January 2026, the UK Medicines and Healthcare products Regulatory Agency (MHRA) under the International Recognition Procedure (IRP) granted marketing authorization for KOSTAIVE for individuals 18 years and older.

Clinical Studies of KOSTAIVE (COVID-19 vaccine)

In connection with the development of KOSTAIVE, we have conducted seven clinical studies, including four pivotal studies described below.

Pivotal Phase 1/2/3 Efficacy, Safety, and Immunogenicity Study of KOSTAIVE (ARCT-154) in Vietnam (NCT05012943)

This randomized, observer-blinded, placebo-controlled, and active-controlled study enrolled more than 19,000 adult individuals across multiple sites in Vietnam and demonstrated that a 2-dose vaccination series with

ARCT-154 induced protection in the seronegative population against heterologous SARS-CoV-2 variants (mainly Delta) with vaccine efficacy of 56.6% (48.7–63.3) for COVID-19 of any severity and 95.3% (80.5–98.9) for severe COVID-19. The vaccine was immunogenic against the ancestral SARS-CoV-2 strain and induced a cross-neutralizing immune response against new emergent variants. The vaccine was well tolerated, and safety analysis did not identify specific safety concerns. The study results served as the basis for vaccine licensure in Japan, the European Union, and the UK.

The results were broadly published and presented in multiple international forums.

The study was conducted in collaboration with Vinbiocare Biotechnology Joint Stock Company (“Vinbiocare”), a member of the Vingroup Joint Stock Company (Vingroup) group, and was sponsored by Vinbiocare.

Pivotal Phase 3 Non-Inferiority Study of KOSTAIVE (ARCT-154) in Japan (jRCT 2071220080).

This Meiji-sponsored, randomized, multicenter, observer-blind, active-controlled study evaluating the safety and immunogenicity of a booster dose of ARCT-154 and assessing its non-inferiority to COMIRNATY® (Monovalent, Original strain). The study demonstrated immunological non-inferiority of KOSTAIVE versus COMIRNATY for the ancestral SARS-CoV-2 strain and immunological superiority for the epidemiologically dominant Omicron BA.4/5 variant. KOSTAIVE also demonstrated a more durable humoral immune response up to 12 months post-booster dose. Overall, the study results support the favorable benefit/risk profile of the ARCT-154 vaccine when administered as a booster dose in adults who previously received other mRNA COVID-19 vaccines.

The study results were publicly disclosed in April 2024.

Pivotal Phase 3 Study of Bivalent Version of KOSTAIVE (ARCT-2301) in Japan (jRCT2031230340)

This Meiji-sponsored study of a bivalent version of KOSTAIVE (ancestral strain and Omicron BA.4/5) to further support immunogenicity and safety data for the self-amplifying mRNA platform and facilitate the timely release of future seasonal updates of our COVID-19 vaccine against evolving variants of concern. As with the monovalent vaccine, the bivalent sa-mRNA formulation demonstrated superior immunogenicity compared with the conventional bivalent mRNA vaccine COMIRNATY, with a higher immune response persisting up to six months after a booster dose, and broader variant coverage, supporting the robustness of the sa-mRNA vaccine platform for future vaccine strain updates.

The study results were published in March 2025.

Pivotal Phase 3 Co-administration Study of KOSTAIVE (ARCT-2303) and Seasonal Influenza Vaccines (NCT06279871).

This CSL- and Arcturus-funded randomized, observer-blind, placebo-controlled, phase 3 study aimed to generate additional immunogenicity and safety data in multiple ethnicities to support regulatory filings in the U.S. and globally. The study also assessed the co-administration of the ARCT-2303 vaccine with the age-appropriate seasonal influenza vaccines. The study results demonstrated robust immunogenicity of the XBB1.5-containing vaccine and support the concomitant administration of KOSTAIVE with licensed non-adjuvanted and adjuvanted influenza vaccines in both young and older adults. The safety and reactogenicity of co-administered vaccines were comparable to those of standalone administration. No safety concerns were raised based on the study results.

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

Seasonal Flu Collaboration Program

LUNAR-FLU (Seasonal Influenza)

Influenza is estimated to cause one billion infections globally every year and hundreds of thousands of deaths, especially in the elderly and individuals with underlying medical conditions. In many regions, influenza is seasonal, with infections peaking during November through April in the Northern Hemisphere and May through September in the Southern Hemisphere. Year-round surveillance by the World Health Organization (“WHO”) in collaboration with various national health agencies informs WHO recommendations on the strains of influenza most likely to spread during the upcoming influenza season. National health agencies (such as the FDA) then make the final decision of which strains should be covered by vaccines licensed in their country.

Our LUNAR-FLU (seasonal) program, partnered with CSL Seqirus, has the objective of producing a safe and effective seasonal influenza vaccine candidate with significant advantages over the traditional egg-based inactivated quadrivalent vaccine. Inaccurate predictions of circulating influenza strains as well as mutations due to adaptation in egg-grown vaccines can substantially reduce efficacy on a year-to-year basis. We believe the ability of mRNA platforms to nimbly adapt to new viral strains should help improve efficacy. In addition, we do not expect mRNA vaccines to face the challenge from mutations common to egg-grown vaccines.

LUNAR-FLU has been designed to leverage our expertise in both our LUNAR lipid delivery platform and STARR self-amplifying mRNA technology. These technologies have been shown to deliver effective protection against COVID-19 and has been optimized to elicit robust immunogenicity with acceptable reactogenicity at a lower dose than conventional mRNA vaccines, with the objective of creating a highly effective influenza vaccine for use in general and high-risk populations. We conducted a Phase 1 study of ARCT-2138, a sa-mRNA seasonal influenza vaccine candidate encoding haemagglutinin (HA) and neuraminidase (NA) of four seasonal influenza strains as recommended by the World Health Organization (WHO). Overall, the study showed the potential of a self-amplifying mRNA vaccine, encoding eight antigens, to induce an immune response in both young and older adults with a dose as low as 2 μg, and was tolerable across a dose range of 2 to 20 μg.

Pandemic Avian Influenza Program (H5N1 Influenza)

Our LUNAR-H5N1 program continues to progress under the award from BARDA that we obtained in 2022 to advance through Phase 1 a vaccine to protect against disease caused by H5N1 highly-pathogenic avian influenza. H5N1 influenza is a significant concern in animal health. To date, H5N1 flu has affected over 10,000 wild birds, nearly a thousand dairy cows, and over 130 million poultry. Elevated H5N1 infections in animals have led to increasing numbers of human infections including two confirmed severe cases in the United States and one death. Most of the confirmed human infections are due to exposure of U.S. dairy and poultry workers to infected dairy cows and poultry. We are working diligently with our partners, BARDA and CSL Seqirus, to clinically validate our low-dose STARR mRNA technology for H5N1 to assist towards pandemic preparedness.

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

Our Phase 1 study of ARCT-2304, an sa-mRNA pandemic influenza A/H5N1 vaccine candidate, released interim results in September 2025. The study objectives were to evaluate the safety and tolerability of the vaccine and to characterize the immune response across three dose levels in 132 young adults (18-59 years of age) and 80 older adults (60-80 years of age). ARCT-2304 induced a humoral immune response after a single dose (as measured by microneutralization and enzyme-linked lectin anti-neuraminidase assays) in all tested dose levels. Administering a second dose of ARCT-2304 further increases immune responses. The magnitude of the anti-HA response was higher after an 8-week interval than after a 4-week interval in both young and older adults. ARCT-2304 in dose levels 5 and 12 µg (2 doses administered 4 or 8 weeks apart) and 1.5 µg (2 doses administered 8 weeks apart) induces a hemagglutinin-specific immune response similar to or higher than that after the MF59-adjuvanted pandemic vaccine (in both young and older adults). Immunogenicity monitoring up to eight months after the first vaccination confirmed high antibody persistence and substantial durability of vaccine-induced immunity. No safety or tolerability concerns were raised from available data.

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

LUNAR is a multi-component, lipid-mediated drug delivery system that utilizes our proprietary lipids, called ATX lipids. Each of our ATX lipids contains an ionizable head group and a biodegradable lipid backbone. The head group is a key chemical component of the ATX lipid, making it pH-sensitive and providing it distinct advantages as a component of our LUNAR lipid formulation. At acidic pH, ATX lipids are positively charged, facilitating interaction with the negatively charged nucleic acid, thereby enabling LUNAR particle formation. At physiological pH (e.g., pH 7.4), the ATX lipids within the LUNAR formulations are neutrally charged, reducing the toxicity often seen with permanently positively charged lipid-mediated delivery technology. Upon uptake into a cell by endocytosis (a process that forms a cellular structure called an endosome around the LUNAR formulated nucleic acid therapeutic), the head group again becomes positively charged due to the low pH of the endosome, disrupting the endosome and the LUNAR particle, resulting in release of the nucleic acid therapeutic into the cell where it is translated to produce a therapeutic protein.

The disruption of the LUNAR particle also releases the components of the formulation into the cell, where the ATX lipid is degraded by enzymes called esterases in the cell allowing for the lipids to be cleared from the cell. We designed the ATX lipid to be rapidly biodegradable by engineering chemical structural components, called esters, into the ATX backbone that are sensitive to esterases. This degradation prevents ATX lipids from accumulating inside the cell and causing toxicity.

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

ATX Lipid Design and In Vivo Screening Process

As mentioned above, we have generated a growing library of more than 300 proprietary ATX lipids. ATX lipids are rationally designed to fit different applications and vary depending on the target cell type and route of administration. We perform extensive formulation screening for each nucleic acid therapeutic candidate to determine the optimal ATX lipid to be used and the appropriate excipient composition (LUNAR composition) for the nucleic acid therapeutic candidate, the desired route of administration, and target cell type.

The design of ATX lipids is an iterative process based on in vivo protein expression and tolerability results from previous ATX lipid candidates. To date, we have developed seven generations of ATX lipids. New ATX lipids are chemically synthesized and used to package mRNAs expressing a secreted protein. The ATX lipid formulated RNAs must meet specific chemical and biophysical acceptance criteria before being tested for biological activity. RNA formulations meeting all acceptance criteria are first screened for protein expression in mice. Active candidates are further verified by evaluating protein expression in non-human primates. Active candidates are then tested for tolerability and preliminary tissue clearance rates following administration. Active ATX lipid candidates demonstrating high levels of protein expression and equivalent or improved tissue clearance rates are then assigned to a specific disease target for development of therapeutic applications. The following results are from an in vivo mRNA expression study which identified three new highly active LUNAR lipids with regard to protein expression in non-human primates compared to the positive control.

Expression of Human EPO in Mice 6 hours After IV Administration (Figure 1)

Mouse Liver Clearance of LUNAR Lipids 48 hours After IV Administration (Figure 2)

Expression of Human EPO in Non-Human Primates 6 Hours After IV Administration (Figure 3)

Figure 1: mice were injected intravenously with 4 different ATX lipid formulations containing mRNA expressing human erythropoietin (hEPO). The ATX lipids that were screened were C9G, C9H, C9I and B2G at 0.1 mg/kg and 0.3 mg/kg RNA doses. ATX lipid B2G formulation is a positive control to which expressions from the other formulations are compared. Mice were bled 6 hours after injection and assayed for hEPO, a secreted protein.

Figure 2: shows the clearance of the ATX lipids from the mouse liver 48 hours after administration of 0.1mg/kg and 0.3 mg/kg RNA doses. C9G, C9H and C9I yielded much higher expression levels of hEPO than B2G, the positive control for both doses tested. It also shows that the residual amount of C9G and C9I were below the limit of detection and the residual amount of C9H was at least 10-fold less than the remaining amount of B2G at the 0.1 mg/kg RNA dose and at least two-fold less than the residual amount of B2G at the higher RNA dose.

Figure 3: C9G and C9I formulations were tested for EPO expression in non-human primates at a single dose and assayed for secreted hEPO in the blood six hours after IV administration. Both C9G and C9I yielded significantly higher expression levels than the positive control, B2G further confirming the superior performance of the new LUNAR formulations. Hence, this lipid screen identified three LUNAR lipids that yielded greater RNA expression in mice and two LUNAR lipids in NHPs and were rapidly cleared from the liver within 48 hours after administration. This demonstrated the ability to design and execute LUNAR formulations using our advanced generation lipids with many-fold higher protein expression and ready biodegradability.

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

LUNAR delivery to airway epithelium demonstrated in vivo across species (rodents, ferrets, NHPs).

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

Our STARR mRNA Technology

Our distinct and proprietary self-amplifying mRNA (sa-mRNA) platform technology (STARR) incorporates proprietary design algorithms that optimize sa-mRNA to enhance expression of the applicable antigen while minimizing structures that could inhibit expression. The replicase, an RNA-dependent RNA polymerase, is encoded upstream of the antigen of interest and functions to increase the duration of antigen/transgene expression compared to conventional mRNA (Figure 6). When combined with LUNAR delivery, STARR has demonstrated reduced dose requirements and more durable, superior immune responses compared with conventional mRNA vaccines in preclinical studies and clinical trials.

Figure 6: The luciferase expression from an optimized sa-mRNA, STARR Technology (Green), a non-optimized sa-mRNA (Blue) and the conventional RNA (Purple). The STARR Technology was shown to yield at least a 30-fold greater expression level than conventional RNA. The STARR Technology also demonstrated a longer duration of expression compared to the conventional RNA and also the non-optimized self-amplifying RNA.

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

Discovery Programs – HPV

Arcturus is advancing the development of a post-exposure HPV therapeutic vaccine candidate. Although prophylactic HPV vaccinations have substantially lowered the incidence of cervical cancer in developed countries, cervical cancer is still the fourth leading cause of cancer in women globally with the vast majority (approximately 90%) of cases in countries that have not yet widely adopted prophylactic HPV vaccinations and other cervical cancer prevention strategies, including screening and treatment. Cervical cancer typically develops years after initial HPV exposure due to a failure to clear the virus and the integration of viral oncogenes. A therapeutic vaccine which induces T-cell responses targeting the integrated HPV genes in precancerous cells could help prevent precancer and cancer in those already exposed to HPV. The Gates Foundation awarded Arcturus a grant of $3.9 million in November 2024 to support the development of such a therapeutic HPV vaccine through the clinical candidate nomination stage.

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

Figure 7: Antitumor activity and T cell response by Arcturus cancer vaccines. A. STARR vaccine expressing a tumor antigen led to a significant reduction of the tumor growth rate of a colorectal cancer cell line, CT26. B. T cell responses elicited by conventional mRNA cancer vaccine by various LUNAR formulations.

Along with these platform improvements, we sought to understand how T cell responses induced by conventional mRNA, which have shown great promise in recent personalized cancer vaccine trials, differ from T cell responses induced by our STARR platform, especially after multiple vaccinations. We compared T cell responses in mice vaccinated with either sa-mRNA (STARR) encoding 13 epitopes known to generate responses in C57BL/6 mice to those in mice vaccinated with a conventional (N1-psuedouridine modified) mRNA encoding those same epitopes. All vaccines were formulated with our LUNAR lipids. Each mouse received a series of five vaccinations with an interval of two weeks between vaccinations (Figure 8A). We found that even after five vaccinations, mice vaccinated with sa-mRNA showed more than twice the CD8+ T cell response compared to mice vaccinated with conventional mRNA vaccine (Figure 8B).

Because sa-mRNA technology allows for extended duration of antigen expression, the possibility of T cell exhaustion after multiple vaccinations was a concern. We assessed the levels of CD8+ T cells expression PD-1 or Lag-3, well characterized exhaustion markers, and found significantly lower levels of exhaustion markers in mice vaccinated with sa-mRNA compared to conventional mRNA (Figure 8C). We hypothesize that the additional innate immune stimulation from the replicase intermediates may be responsible for the reduction in exhaustion makers. CD8+ memory subsets were also analyzed. While we expected to see increases in CD8+ T cell memory subsets overall, we observed that we saw an increase in the important T cell effector (Tem) subsets at the expense of T central memory (Tcm) in sa-mRNA vaccinated mice after 5 vaccinations (Figure 8D). The generation of Tem cells is an important prognostic indicator of vaccine efficacy in cancer vaccination. Lastly, we wanted to verify that T cells induced by multiple vaccinations with sa-mRNA were functional, so we assessed the levels of granzyme B, an important cytotoxic effector molecule, in CD8 T cells before and after stimulation. Prior to stimulation sa-mRNA vaccinated mice had significantly higher granzyme B compared to conventional mRNA vaccinated mice. After peptide stimulation, T cells from sa-mRNA vaccinated mice showed increased degranulation (as indicated by levels of CD107a, a degranulation marker) compared to T cells from conventional mRNA vaccinated mice (Figure 8E). Altogether, our data indicate that our STARR platform not only delivers a higher magnitude of epitope-specific responses compared to conventional mRNA, but that the T cell response induced by the STARR platform is better suited for clinical efficacy even after multiple vaccinations by inducing highly functional and cytotoxic T cells with the relevant memory markers (Tem).

A
Model multi-epitope sa-mRNA vaccine
SG Promoter
51nt CSE
5'
5'UTR
nsP1
nsP2
nsP3
nsP4
3'UTR
AAAA-3'
Epitope-1 2 3 4 5 6 7 8 9 10 11 12 13
Experimental Design
Day0
Day14
Day28
Day42
Day56
Day70
sa-mRNA (1μg) or conventional mRNA (1μg)
B
sa-mRNA (spleen D70)
conventional mRNA (spleen D70)
% CD8+
NoStim
E1
E2
E3
E4
E5
E6
E7
E8
E9
E10
E11
E12
E13
Epitope Pool
nsP Pool
IFNg+
TNFa+
IL-2+
IFNg+ TNFa+
IL-2+ IFNg+
TNFa+ IL-2+
Triple+
C
Expression of Exhaustion Markers
PBS
sa-mRNA
conventional mRNA
PD-1+
Lag-3+
PD-1+ Lag-3+
D
Memory Subsets
Naive
Tcm
Tem
E
Cytotoxic Potential
Before Stimulation
After Stimulation
GrB+ CD107a-
GrB- CD107a+
GrB+ CD107a+
ns
*
**
***

Figure 8: CD8 T cell responses after multiple vaccinations with sa-mRNA (STARR) vaccines and conventional mRNA vaccines formulated with LUNAR lipids. (A) Design of sa-mRNA vaccine encoding 13 H-2b restricted T cell epitopes (top). The conventional mRNA vaccine used the same epitope cassette. C57Bl/6 mice were vaccinated 5 times (two-week interval between vaccinations) and spleens were collected two weeks after the last vaccination (bottom). (B) Epitope specific responses to encoded epitopes were higher in sa-mRNA vaccinated mice compared to conventional mRNA vaccinated mice after 5 vaccinations. (C) The T cell exhaustion markers PD-1 and Lag-3 were assessed and lower levels of PD-1 and PD-1/Lag3 were observed on CD8+ T cells from sa-mRNA vaccinated mice. (D) Naïve (CD62L+CD44-), T central memory (Tcm; CD62L+CD44+), and T effector memory (Tem; CD62L-CD44+) were assessed in all mouse groups. sa-mRNA vaccinated mice showed the highest levels of Tem cells, an important prognostic indicator of vaccine efficacy. (E) CD8+ T cells were also assessed for granzyme B levels and surface levels of the degranulation marker, CD107A, before (top) and after (bottom) simulation with the encoded peptides. Prior to stimulation, sa-mRNA vaccinated mice had the highest levels of granzyme B. When stimulated, these cells lost granzyme B expression through degranulation, as indicated by the higher levels of CD107a, indicating functional degranulation of cytotoxic mediators was higher in sa-mRNA vaccinated mice compared to conventional mRNA vaccinated mice.

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

In March 2024, we entered into Amendment Number Two to the CSL Collaboration Agreement to reflect updates to the development program and other adjustments consistent with our prior disclosures regarding the Collaboration and License Agreement (“Amendment Number Two”). Amendment Number Two, among other things, adjusts (i) the development plans for certain product candidates, (ii) various development milestones related to such product candidates, (iii) provisions of the CSL Collaboration Agreement related to specific royalty payments, (iii) provisions of the CSL Collaboration Agreement related to distributors, and (iv) proprietary payment calculations related to the foregoing.

On May 30, 2025, we initiated an arbitration against CSL Seqirus before the International Chamber of Commerce, seeking payment of a milestone under the CSL Collaboration Agreement based on the European Commission’s grant of marketing authorization for a presentation of KOSTAIVE® in the European Union.

In CSL Limited’s half-year results presented on February 11, 2026, CSL Limited reported an accounting write-down of approximately $430 million attributable to our collaboration agreement with CSL Seqirus, citing declining COVID-19 disease burden and more onerous U.S. regulatory requirements.

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

ARCALIS Joint Venture

In April 2021, Arcturus and Axcelead, Inc., a company existing under the laws of Japan (“Axcelead”), formed a joint venture entity, named ARCALIS, Inc. (“ARCALIS”), which operates as a corporation under the laws of Japan. Axcelead is an integrated drug discovery solutions provider to the pharmaceutical industry in Japan, having succeeded to a portion of the drug discovery research department of Takeda Pharmaceutical Company Limited in 2017. The goal of ARCALIS is to be a contract development and manufacturing organization focused on mRNA manufacturing that would provide manufacturing services to us and also to third parties.

ARCALIS has constructed facilities for the manufacture of mRNA drug substance and mRNA-LNP liquid and lyophilized drug product financed largely by grants from the Japanese government.

In January 2025, Meiji Seika Pharma, along with ARCALIS, received Ministry of Health, Labour and Welfare (MHLW) approval for adding commercial manufacturing sites in Japan for KOSTAIVE. Domestically produced products with active pharmaceutical ingredients manufactured at ARCALIS’s Minami-soma facilities, and formulated at Meiji Seika Pharmatech, have been shipped for commercial use in Japan for the 2024-25 and 2025-26 seasons.

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

Our Patent Portfolio

As of January 31, 2026, we own over 500 patents and pending patent applications. The claims of these patents and pending applications include compositions of matter, methods of use, manufacturing processes and drug product formulations. These claims cover the use of our core platform technologies including the use of LUNAR® and lipid components to deliver nucleic acids, specific nucleic acid modalities for treating disease, as well as our proprietary technology regarding the design, manufacture, and purification of nucleic acids for use in therapy. Claims also cover the composition of matter, formulation, and use of our therapeutic candidates to prevent and/or treat target diseases including OTC deficiency, CF, COVID-19 and Influenza. If issued, our patents are expected to expire between 2028 and 2046, without taking into account any possible patent term extensions.

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
•
STARR – In 2019, we began to develop our STARR platform which combines our proprietary LUNAR delivery systems with technologies that enable self-transcribing and self-amplifying RNA. As noted above, our robust LUNAR portfolio provides protection for delivery vehicles that can enable specific and effective delivery of STARR-based drug substances. As with our LUNAR portfolio, our patent holdings directed to our STARR platform have a broad geographical footprint. This portfolio is generally directed to specially designed RNA constructs, specific nucleotide and amino acid sequences, and lipid formulations comprising the same. We anticipate that further patents will be filed as we continue to innovate with respect to our STARR platform and that current applications covering these developments in our STARR platform, if granted, will last until 2046, not including any patent term extensions.

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
•
potential FDA inspection of the nonclinical and clinical trial sites that generated the data in support of the NDA or BLA; and
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

Post-approval requirements

Approved products remain subject to ongoing FDA regulation, including requirements relating to manufacturing, labeling, promotion, adverse event reporting and periodic inspections. Failure to comply with applicable requirements may result in enforcement actions, including warning letters, fines, product recalls, suspension or withdrawal of approval, or other penalties.

Regulation in Europe and Other Regions

In addition to U.S. requirements, we must obtain regulatory approvals in foreign jurisdictions prior to conducting clinical trials or marketing products outside the United States. Regulatory requirements vary by country but generally involve processes comparable to those of the FDA, including review of clinical data, manufacturing information and product labeling.

Competition

Our Business in General

The RNA pipeline across the biopharma industry is expansive, with mostly early-stage assets. Published market reports indicate that there are 1,000+ RNA assets in development with approximately 90% in pre-clinical and Phase 1 studies RNA assets in development are across a broad therapeutic range making for a diffused therapeutic focus across the field.

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

We are aware of product candidates of the following companies that we consider as competitors or future competitors to ARCT-032: Moderna/Vertex, Recode Therapeutics, Eloxx Pharmaceuticals, 4DMT, Spirovant, SalioGen, Splisense, Krystal Biotech, Sionna and Enterprise Therapeutics.

Liver Franchise ARCT-810 (LUNAR-OTC)

Our liver franchise has advanced into mid-stage clinical development with ARCT-810 in Phase 2 clinical development. Potential competitors include, but are not limited to, Ultragenyx and iECURE which are advancing a gene therapy program for OTC in clinical development. Additional companies working on therapies targeting people with OTC deficiency include, Bloomsbury Genetic Therapies and Moderna, which has a therapeutic candidate in pre-clinical development.

LUNAR-COVID-19 Vaccine (KOSTAIVE®)

Our vaccine franchise is based on our self-amplifying STARR technology platform and our lipid nanoparticle delivery platform called LUNAR. This franchise has advanced into the market with the approval of KOSTAIVE® in Japan and geographic expansion is underway to other markets through our collaboration with CSL Seqirus. We consider the following companies with approved or late-stage clinical development vaccines as some of our competitors or future competitors to our partnered COVID-19 vaccine franchise: Pfizer/BioNTech, Moderna, and Sanofi/Novavax. Dozens of other companies are continuing to develop COVID-19 vaccines. However, the majority of these companies use conventional mRNA (not self-amplifying) and protein-based vaccine technology as the basis for their COVID-19 vaccines.

LUNAR-FLU Vaccine

We have partnered our influenza vaccine franchise with CSL Seqirus. We consider the following companies as some of the competitors or future competitors to our partnered LUNAR-Flu vaccine franchise: Pfizer, Moderna, Novavax, and Sanofi. The flu industry is evaluating a shift to utilizing mRNA-based platforms in addition to other non-egg based technologies and traditional (egg-based) technologies.

Multiple Areas

Of the competitors noted above, the following compete with us across multiple areas of our portfolio and/or aspects of our platform technologies:

•
While we are the first and only company with an approved sa-mRNA vaccine in a major market, there are two other manufacturers with approved conventional mRNA-based vaccines, according to information published by the relevant companies:
o
BioNTech, in collaboration with Pfizer, has a marketed COVID-19 conventional mRNA vaccine, COMIRNATY®, available in multiple geographies, and is developing an mRNA flu vaccine and a COVID-19/flu combination vaccine, as well as latent virus and other vaccines of global public health interest in early development.
o
Moderna manufactures two other approved conventional mRNA-based COVID-19 vaccines, Spikevax® and mNEXSPIKE®, which are available in multiple geographies. Moderna’s pipeline includes both infectious disease and rare disease assets. From an infectious disease perspective, beyond Spikevax, Moderna is developing respiratory (e.g., seasonal flu, pandemic flu, COVID-19/flu combo, RSV, etc.), enteric (Norovius), bacterial (Lyme), latent (e.g., EBV, HSV, etc.), and other virus vaccine candidates ranging from Phase I to Phase III stages of development. Moderna’s rare disease pipeline includes intercellular therapeutics and inhaled therapeutics. Through the Moderna-Vertex collaboration, the mRNA-3692 / VX-522 asset for CF is in Phase I. Moderna’s mRNA-3139 asset is in preclinical development for OTC.
•
The mRNA portfolio resulting from the GSK-CureVac collaboration focuses on vaccines in the prevention of influenza and COVID-19 viruses. Neither entity nor the collaboration has achieved health authority approval for flu and/or COVID-19 mRNA vaccine products. Both the flu and COVID-19 assets are in Phase 2 clinical development; the COVID-19/flu combo is in Phase 1. The GSK–CureVac collaboration is no longer a joint mRNA vaccine development partnership as it has been transformed into a licensing relationship where GSK owns and advances all the infectious‑disease mRNA vaccines originally co‑developed with CureVac.
•
Subsequently, BioNTech formally acquired CureVac in January 2026 BioNTech acquisition of CureVac consolidated ownership of the companies’ ongoing IP litigation.

Human Capital

As of December 31, 2025, we had approximately 111 employees, of which 106 were full-time and 5 were part-time. Additionally, we are supported by contractors and scientific consultants in most areas of the business. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider relations with our employees to be good. Our ability to advance our research, development, manufacturing and commercialization activities depends largely on our ability to attract, retain and develop qualified personnel. We compete for talent in specialized and competitive markets and support our employees through professional development and training programs, and generally offer our employees competitive compensation and benefits, including base salary, annual incentive bonuses, equity-based compensation, healthcare and insurance benefits, retirement savings plans and generous paid time off and holidays.

Senior Leadership

On December 11, 2025, we and Andy Sassine, our former Chief Financial Officer and former member of the Board of Directors, mutually agreed to end his employment relationship in an amicable manner effective December 31, 2025. On December 12, 2025, Joe Roberts, our Controller, was appointed interim principal financial officer and interim principal accounting officer. We have initiated a comprehensive search for a new Chief Financial Officer.

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
•
We are highly dependent upon our relationship with CSL Seqirus to further research, manufacture and commercialize self-amplifying mRNA vaccines against COVID-19, influenza and three other infectious diseases; CSL Seqirus has announced a significant write-down of the licensed collaboration programs.

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
•
If any of our product candidates cause undesirable side effects or have other properties impacting safety, further clinical trials may be denied or delayed and regulatory approval could be prevented, delayed or limited.
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
•
CSL Limited’s recent financial report included a significant write-down related to our licensed assets; a potential separation of CSL Seqirus could disrupt our collaboration and materially harm our business.
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

We are a global messenger RNA medicines company with a limited operating history. Since inception, our operations have been primarily limited to acquiring and licensing intellectual property rights, developing our product platform, undertaking research, partnering assets and running clinical product development programs. We only have one product that, through our partners CSL Seqirus and Meiji, is being commercialized, and it is currently only commercialized in Japan. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, is difficult and may not be accurate. In 2025 we recognized a significant portion of our revenue from non-recurring milestone payments and license revenue under our collaboration agreement with CSL Seqirus. We may not receive any future milestone payments from CSL Seqirus. We have not recognized any revenue from product sales since our inception.

As of December 31, 2025, we had an accumulated deficit of $514.6 million.

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

Developing pharmaceutical products, including conducting studies and clinical trials, is extremely expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates towards and through clinical trials. We expect that we will need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all. As of December 31, 2025, we had unrestricted cash and cash equivalents of $230.9 million, which we expect should be sufficient to fund currently planned operations for the near future, at least the next 12 months. But if our plans change or we face unexpected circumstances, our capital resources may be depleted more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, regulatory or other difficulties. Any of these events would increase our development costs more than we expect. In order to support our long-term plans, we will need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate preclinical or clinical trials for product candidates that are not currently subject to a collaboration. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates. Even if the results of clinical studies of our product candidates are positive, the stock market might not react favorably, which would weaken our ability to raise additional capital.

A portion of our current cash balance is expected to be utilized during fiscal year 2026 to fund (i) advances to our LUNAR-CF program in clinical trials, (ii) the continued Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (iii) expenses incurred prior to customer payments under the CSL Collaboration Agreement and BARDA agreement and (iv) continued exploratory activities related to our platform and other general administrative activities.

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
•
adverse decisions by a collaboration partner regarding the amount and timing of resource expenditures for the development, commercialization, distribution, and sale of our drug products;
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

Under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, U.S. federal net operating losses (“NOLs”) incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. To the extent that we continue to generate taxable losses for United States federal income tax purposes, unused NOLs will carry forward to offset future taxable income (subject to any applicable limitations), if any. Under Sections 382 and 383 of the Internal Revenue Code, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be significantly limited. We believe we may have triggered an “ownership change” limitation; however, we have not completed a study in accordance with Sections 382 and 383 of the Code to determine whether this ownership change has occurred or what the possible effects of an ownership change would be on our ability to use NOLs. We may also experience ownership changes in the future as a result of subsequent shifts in our share ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal or state taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Similar provisions of U.S. state tax law may also apply to limit our use of accumulated state tax attributes, including our state NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows.

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF PRODUCT CANDIDATES

We are highly dependent upon our relationship with CSL Seqirus to further research, manufacture and commercialize self-amplifying mRNA vaccines against COVID-19, influenza and three other infectious diseases; CSL Seqirus has announced a significant write-down of the licensed collaboration programs.

In November 2022, we entered into the CSL Collaboration Agreement with CSL Seqirus, for the research, manufacture and global commercialization of self-amplifying mRNA vaccines against COVID-19, influenza and three other infectious diseases. If such relationship is unsuccessful, if CSL Seqirus terminates its collaboration agreement with us, or if we determine it is in our best interests to terminate the agreement, it could negatively impact our ability to generate net product revenue. Failure by CSL Seqirus to perform its duties under its collaboration agreement with us may negatively affect us. In CSL Limited’s half-year results presented on February 11, 2026, CSL Limited reported an accounting write-down of approximately $430 million attributable to our collaboration agreement with CSL Seqirus, citing decline in the COVID-19 market and more onerous U.S. regulatory requirements. Such action and CSL’s statements indicate that CSL Seqirus no longer believes that the collaboration assets will generate sufficiently probable, risk-adjusted economic benefits. The development of the licensed assets and even commercialization activity may be significantly impacted. If CSL Seqirus ceases, suspends or materially reduces development and commercialization activities of our technology under the CSL Collaboration, our business and prospects could be materially and adversely affected. Any disagreement with CSL Seqirus regarding the satisfaction of milestones, or of CSL Seqirus’ obligations toward development or commercialization of the licensed programs, could result in a dispute that could result in termination of a program, and possibly costly litigation or arbitration which may divert management attention and resources.

A potential separation of CSL Seqirus could disrupt our collaboration and materially harm our business.

Reports that CSL Limited intends to separate or spin off its vaccine business, including its subsidiary CSL Seqirus, could disrupt or adversely affect our collaboration with CSL Seqirus and materially harm our business. We cannot predict the timing, terms, structure, or ultimate consummation of any potential separation, and even the announcement or pendency of such a transaction may create uncertainty and execution risk that could adversely affect CSL Seqirus’s performance under our agreements and, as a result, our programs, timelines and costs. For example, a separation could lead to shifting strategic priorities, changes in management focus, or reduced access to corporate resources, capital, manufacturing networks or commercial infrastructure previously available to CSL Seqirus as part of the CSL group. In addition, any stand‑alone entity may have a different risk profile, capital structure, credit quality, or appetite for development and commercial investment, which could impair its ability or willingness to satisfy funding, diligence, supply, or commercialization obligations or to continue programs that were prioritized prior to the separation.

KOSTAIVE might not have a profitable commercial market.

If the prevalence of COVID-19 and public concern about the virus continues to decline, the potential market opportunity will shrink for KOSTAIVE under our collaboration with CSL Seqirus. Further, as additional COVID-19 vaccines are approved and production of existing COVID-19 vaccines improves, there may be downward pressure on prices. Therefore, even if we and CSL Seqirus can get through the extremely costly, long and risky process of developing and obtaining regulatory approval to market a vaccine globally, it may not be commercially successful. This failure could be due to reduced demand for COVID-19 vaccines, increased regulatory hurdles, lower prices, distribution problems, competitors’ products or many other reasons. Our manufacturing process for KOSTAIVE includes a step for lyophilization to enhance the stability of the vaccine product. The additional step of lyophilization adds time and costs to the overall production output, which could adversely impact the production volumes and profitability of our COVID-19 vaccines if approval to market a vaccine is achieved. Any changes to our manufacturing processes or our product format could take a long time, be expensive and be unsuccessful. It is also still unclear if the vaccines will enable adequate long-term protection, as (i) many vaccinated individuals have become ill due to “breakthrough infections” and have transmitted the virus to many others, (ii) there are millions of individuals who refuse to be vaccinated or who cannot be vaccinated due to pre-existing conditions, (iii) it is unclear how long the vaccine protection will last, and (iv) genetic mutations or variants of the virus already have had, and are expected to continue to have, an adverse impact on the efficacy of available vaccines. If we cannot, with and through our partner, develop and commercialize a vaccine that adequately addresses some of these shortcomings of vaccines currently on the market, we cannot expect to have commercial success.

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

We are relying on our partner, CSL Seqirus, and CSL Seqirus’ partner, Meiji Seika Pharma (Meiji), to conduct further development and commercialization of KOSTAIVE in Japan. Even if KOSTAIVE continues to be commercialized in Japan, there might not be meaningful sales, due to competition, pricing, product profile, vaccine uptake by the public or other factors. To date, demand for KOSTAIVE in Japan has been weak, and future sales may decrease and our partners may decide to cease commercialization. Although KOSTAIVE has received approval in Europe, KOSTAIVE has not, and might never, achieve commercialization in Europe, due to a numbers of factors, such as the competitiveness of different product presentations and formats and the wide market penetration of existing COVID-19 vaccine makers.

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

Even with the partnering of our COVID-19 program and initial commercialization in Japan, we are already at a significant competitive disadvantage to those companies with vaccines on the market, as well as many other competitors pursuing vaccine candidates. Many other competitors have significantly greater product candidate development, manufacturing and marketing resources than we do. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. Our business could be further materially and adversely affected by our competitors’ commercialization of their vaccines before our vaccine candidate is approved in various countries. If the COVID-19 vaccines of our competitors are shown to be safer, more effective against multiple variants, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any vaccine candidate than KOSTAIVE, then KOSTAIVE may not achieve any commercial success even where approved. Furthermore, if any competitors are successful in producing a more efficacious vaccine or other treatment for COVID-19, or if any competitors are able to manufacture and distribute any such vaccines or treatments with greater efficiency, there may be a diversion of potential governmental and other funding away from us and toward such other parties.

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing, regulatory and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, drug products that are more effective, safer or less costly than any product candidate that we may develop. Our existing competitors and new market entrants may respond more quickly to or integrate new or emerging technologies such as artificial intelligence and machine learning, undertake more extensive marketing campaigns, have greater access to clinical information to support ongoing product position in the market, have greater financial, marketing and other resources or be more successful in attracting potential customers, employees and strategic partners. There can be no assurance that any products now in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products, our ability to maintain or expand our market position in the markets in which we participate may be negatively impacted. Our competitors may achieve patent protection, regulatory approval, or product commercialization that would limit our ability to compete with them. These and other competitive pressures could have a material adverse effect on our business.

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

If any of our product candidates cause undesirable side effects or have other properties impacting safety, approvals to proceed with further clinical trials may be denied or delayed and regulatory approval could be prevented, delayed or limited.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, or to deny or delay approvals to proceed with further clinical trials, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is likely that there will be side effects associated with use of our product candidates. If results of our trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment, the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our reputation and financial condition.

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

Our rare disease candidates, even if approved, might not have a profitable commercial market.

Rare diseases, by definition, have a relatively small population of patients, thereby limiting the potential market size and increasing pressure on the pricing of drug products in order to have a profitable market opportunity. Further, our rare disease therapeutic candidates require dosing of drug substance in far greater quantities than in our vaccine candidates, which significantly increases the costs of manufacture. Such factors, along with political and societal pressure to minimize pricing, could impact the ability of our products to have sustainable and profitable commercial markets. Therefore, even if we can get through the extremely costly, long and risky process of developing and obtaining regulatory approval to market a drug candidate, it may not be commercially successful.

Current regulatory authorities in the United States may change or institute policies that increase challenges for clinical development, regulatory approval and commercialization of our vaccine and other programs

Leadership and policy priorities at the HHS and the FDA have changed and may continue to evolve, which could result in modifications to regulatory requirements, approval standards or development pathways applicable to vaccines and therapeutic products. Although certain regulatory initiatives may be intended to streamline development, recent FDA guidance has adversely affected the timing and expected costs of our programs. On September 5, 2025, the week prior to our planned submission of a Biologics License Application for KOSTAIVE, the FDA requested that we delay our submission and in October 2025 informed us that, although the FDA had previously agreed that our proposed data package could support a single-dose indication, upon further consideration it found that additional data from a clinical endpoint efficacy will be needed based on a revised COVID-19 vaccine regulatory framework. In addition, changes in governmental policies, funding priorities, or staffing levels, including reductions in force or work stoppages affecting federal agencies, could delay regulatory review processes or otherwise negatively impact the development, approval or commercialization of our product candidates. Any such developments could materially adversely affect our business, financial condition and results of operations.

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

KOSTAIVE has received marketing approval in Japan and Europe and may expand into other countries outside of the United States for such product and for future potential products. As a result, we are and expect that we will be subject to additional risks related to entering into international business relationships, including:

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

A potential separation of CSL Seqirus could disrupt our collaboration and materially harm our business.

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

On September 23, 2025, we filed a lawsuit in the United States District Court for the Southern District of California against AbbVie Inc., Capstan Therapeutics, Inc., and other defendants asserting claims for trade secret misappropriation and breach of contract. The defendants filed a motion to discuss the complaint in December 2025, and we filed an opposition to that motion in January 2026. The Court has not set a case schedule. Litigation is inherently uncertain, time-consuming, and costly. We may not prevail on our claims, and the defendants may assert counterclaims against us, including challenges to our intellectual property or allegations of our own misconduct, any of which could result in adverse rulings, monetary judgments, fee or cost awards, or other relief that may be material. Even if we are successful in whole or in part, the litigation could result in substantial expense, divert management’s attention and operational resources, disrupt relationships with partners, collaborators, or customers, and require the disclosure of sensitive information in discovery that could diminish the value of our trade secrets or other confidential information. The court could deny our requested relief, limit the scope of our asserted rights, or otherwise issue rulings that adversely affect our ability to protect, use, or commercialize our intellectual property and technology. In addition, associated proceedings, including motions practice, discovery disputes, and potential appeals, could be protracted and unpredictable, particularly given that the court has not yet established a case schedule. Any of these outcomes could negatively impact our competitive position, delay or impede our research, development, manufacturing, or commercialization activities, and result in increased legal and compliance costs. As a result, this litigation and any related proceedings could materially and adversely affect our business, financial condition, cash flows, and results of operations.

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

As of December 31, 2025, we had approximately 111 employees. In the future we may expand our employee base to increase our managerial, scientific, operational, commercial, financial and other resources and we may hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure or give rise to operational mistakes, loss of business opportunities, loss of employees or reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our use of artificial intelligence technologies may expose us to operational, cybersecurity, legal and reputational risks.

We permit the use of certain artificial intelligence (“AI”) tools, including large language models and AI agents hosted in data centers located in the United States. We have adopted certain enterprise AI platforms, which our employees may access following internal review and approval processes. We also utilize data exfiltration detection technologies designed to monitor AI usage and alert our security team to potential unauthorized or unsanctioned use. AI systems may generate inaccurate, incomplete or misleading outputs, which could result in operational errors, flawed decision-making or the dissemination of incorrect information. In addition, employees may inadvertently input confidential, proprietary or sensitive information into AI tools, which could result in unauthorized disclosure, cybersecurity incidents, regulatory scrutiny, litigation or reputational harm. Our reliance on third-party AI providers also subjects us to risks relating to service disruptions, security vulnerabilities, or changes in provider policies or pricing. The legal and regulatory framework governing AI is rapidly evolving, and new laws or regulations could restrict our use of AI technologies or increase compliance costs. If we fail to effectively manage risks associated with AI use, our business, financial condition and results of operations could be adversely affected.

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

On October 1, 2025, the federal government of the United States began a shutdown at 12:01 a.m. EDT as a result of congressional failure to pass appropriations legislation for the 2026 fiscal year, which began that day, and lasted for 43 days. Subsequent partial federal government shutdowns occurred in January and February of 2026. A continued and prolonged shutdown could materially and adversely affect our business, operations, financial condition, and legal matters. A federal government shutdown may result in the furlough of federal employees, reduced availability of government services, and suspension or delay of activities by key agencies that regulate, fund, or interact with our business, including the SEC, the FDA, the HHS, and the U.S. Patent and Trademark Office. During such periods, review and approval of our filings, applications, and submissions could be delayed, and we may be unable to access or rely upon certain government data or systems. In addition, the Administrative Office of the U.S. Courts and federal judiciary operations rely on appropriated funds and fee-based reserves that may be exhausted in the event of an extended shutdown. If federal court funding lapses or is limited to “essential” functions only, civil litigation, bankruptcy proceedings, and regulatory enforcement actions involving us or our affiliates could be postponed or suspended. Any such delay could impede our ability to resolve disputes, enforce contractual rights, or obtain timely judicial relief, which may have a material adverse effect on our financial position or prospects. Such conditions could negatively impact our access to financing, timing of capital-raising transactions, and the liquidity or trading volume of our securities. Accordingly, the current federal government shutdown, or uncertainty regarding the continuity of government operations could have a material adverse effect on our business, results of operations, and stock price.

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

The trading price of our common stock has been and is likely to continue to be volatile. For example, during the year ended December 31, 2025, our Common Stock closed at a high price of $23.16 on October 21, 2025 and closed at a low price of $5.90 on November 20, 2025. Our share price could be subject to wide fluctuations in response to a variety of factors, including but not limited to the following factors:

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

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of December 31, 2025, 2,048,139 shares of our common stock may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Those shareholders are eligible to sell those shares in the public market without restriction, except for shareholders who are deemed our “affiliates” under Rule 144 under the Securities Act. In addition, common stock that is either subject to outstanding options or reserved for future issuance under our employee benefit plans, may become eligible for sale in the public market to the extent permitted by vesting schedules and Rule 144 under the Securities Act. If common stock is sold, or if it is perceived that it will be sold, in the public market, that could cause the trading price to decline.

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

On December 23, 2022, we entered into a Controlled Equity Offering℠ Sales Agreement (as amended, the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Wells Fargo Securities, LLC (“Wells Fargo”), relating to shares of our common stock. On August 7, 2023, we entered into Amendment No. 1 to the Sales

Agreement with Cantor, Wells Fargo and William Blair & Company (“William Blair”). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $200,000,000 from time to time through Cantor, Wells Fargo, or William Blair, each acting as our sales agent. As of the date hereof, we have sold an aggregate of 1,179,201 shares of our common stock under the Sales Agreement for aggregate gross proceeds of approximately $12 million, leaving an aggregate of approximately $188 million of shares of our common stock remaining for future sale under the Sales Agreement.

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

Our information security function led by the Director, IT Security and Infrastructure, help to identify, assess and manage the Company’s cybersecurity threats and risks. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods in certain contexts including for example, manual tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threat actors, conducting scans of certain environments, evaluating certain threats reported to us, conducting threat and vulnerability assessments, using external intelligence feeds, and using third parties to conduct tabletop incident response exercises among other tests.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data. These policies, processes and standards are based on recognized frameworks established by the National Institute of Standards and Technology and include, for example: incident detection and response, disaster recovery/business continuity policies, encryption of certain data, network security controls and data segmentation for certain systems, access controls, physical security, system change control, asset management and tracking, systems monitoring, annual mandated employee training, penetration testing, cybersecurity insurance, and dedicated cybersecurity staff. Technical safeguards are evaluated and upgraded over time to address risks identified through vulnerability assessments and cybersecurity threat analysis.

Our employees and contractors receive regular cybersecurity awareness training, including topics relating to social engineering and email fraud, to communicate our evolving information security policies, procedures, and standards. Employee training includes periodic phishing exercises to provide our employees with a heightened level of awareness to cybersecurity threats, and to equip them with relevant information to prevent cybersecurity incidents.

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

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we conduct thorough security assessments of certain high-risk third-party providers as deemed necessary, before engagement to ensure compliance with industry cybersecurity standards and frameworks. This includes assessments performed by our Director, IT Security and Infrastructure, who oversees the Company's cybersecurity function.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially affected or are reasonably likely to materially affect our operations or financial standing. In the event of a future cybersecurity incident, we have procedures in place to identify whether an incident or associated cybersecurity risks have materially affected or are reasonably likely to materially affect us, help to ensure that any required disclosures are made when required under applicable law or regulation. However, the safeguards might not provide adequate to prevent a material adverse impact from a cybersecurity attack.

Governance

Our policies and procedures provide for the prompt escalation and communication of significant cybersecurity incidents so that Company management can make decisions regarding the handling, disclosure, and reporting of such incidents in a timely and effective manner. We have also implemented standard operating procedures to define the channels by which cybersecurity threats are communicated to the Company's Board of Directors (the “Board”). This ensures that the Board has oversight and effective governance in managing risks associated with cybersecurity threats.

Board of Directors Oversight

The Audit Committee of the Board (the “Audit Committee”) is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, and finance, equipping them to oversee cybersecurity risks effectively. The Audit Committee receives briefings on cybersecurity risks from the Director, IT Security and Infrastructure or the Chief Legal Officer as described below in “Management’s Role Managing Risk.”

Management’s Role Managing Risk

The Director, IT Security and Infrastructure and Chief Legal Officer (“CLO”) play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide briefings to the Audit Committee on a regular basis, and at least annually, and more frequently as circumstances warrant (including in connection with incidents, significant changes in the threat landscape, or significant program initiatives). The current Director, IT Security and Infrastructure, who is responsible for assessment and management of cybersecurity risks, has over 20 years of experience in information and technology security, including senior roles at several companies in the pharmaceutical industry, and possesses the requisite education, skills, experience, and industry certifications expected of an individual assigned to these duties. These briefings encompass a broad range of topics, including:

•
Current cybersecurity landscape and emerging threats;
•
Status of ongoing cybersecurity initiatives and strategies;
•
Incident reports and learnings from any cybersecurity events; and
•
Compliance with regulatory requirements and industry standards.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with Director, IT Security and Infrastructure. Our IT Leadership team oversees our governance programs, tests our compliance with standards, remediates known risks, stays informed of significant developments in the cybersecurity domain, and leads our employee training program.

Monitor Cybersecurity Incidents

The Director, IT Security and Infrastructure is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. In cooperation with other cybersecurity and IT staff, the Director of IT Security and Infrastructure implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the security team is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The Director of IT Security and Infrastructure, in their respective capacity, inform the Chief Legal Officer (CLO) and other members of senior leadership as needed, of cybersecurity risks and incidents. Furthermore, significant cybersecurity matters, and strategic risk management decisions are required to be escalated to the Board, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

See Item 1A “Risk Factors” – “Risks Related to Business Operations and Industry.”

Item 2. Properties

We have two properties located in San Diego, California. Our principal place of business is located at 10285 Science Center Drive, San Diego, California. The property consists of approximately 43,234 square feet and is leased through September 2032.

Our other property is located at 10628 Science Center Drive, Suite 250, San Diego, California and consists of approximately 24,700 square feet of office space and laboratory space, which was vacated in December 2025 and is leased through March 2027.

We believe that our property is suitable for the conduct of our business.

Item 3. Legal Proceedings

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business, and the results of litigation and claims are inherently unpredictable and uncertain. Other than as set forth below, we are not currently a party to any material legal proceedings.

On September 23, 2025, we filed a lawsuit against AbbVie Inc., Capstan Therapeutics, Inc. and other defendants in the United States District Court for the Southern District of California, asserting claims for trade secret misappropriation and breach of contract. The defendants filed a motion to discuss the complaint in December 2025, and we filed an opposition to that motion in January 2026. The Court has not set a case schedule.

On May 30, 2025, we initiated an arbitration against CSL Seqirus before the International Chamber of Commerce, seeking payment of a milestone under the CSL Collaboration Agreement based on the European Commission’s grant of marketing authorization for a presentation of KOSTAIVE® in the European Union. On July 25, 2025, CSL Seqirus submitted an Answer in the arbitration contending that it does not have a current obligation to pay the milestone. The arbitration is ongoing with a hearing scheduled to occur in the third quarter of 2026.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the Nasdaq under the symbol “ARCT”.

Holders of Common Stock

As of February 27, 2026, there were eight registered holders of record of our common stock. Because many of our outstanding shares are held in accounts with brokers and other institutions, the number of beneficial owners is significantly greater than the number of record holders. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph compares the Company’s cumulative stockholder return since December 31, 2020 with the Nasdaq Composite Index, and the Nasdaq Biotechnology Index. The graph is based on the assumption that $100 had been invested in Company common stock.

Comparison of 5 year Cumulative Total Value
Assumes $100 Investment on 12/31/2020
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
2020
2021
2022
2023
2024
2025
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

Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

We are a messenger RNA medicines company focused on the development of liver and respiratory rare disease therapeutics. We have ongoing Phase 2 clinical studies for our RNA therapeutic candidates to potentially treat ornithine transcarbamylase (OTC) deficiency and cystic fibrosis (CF).

We developed the world’s first approved self-amplifying messenger RNA (sa-mRNA) vaccine, KOSTAIVE® (“KOSTAIVE”), which we have partnered with Seqirus, Inc. (“CSL Seqirus”), a part of CSL Limited. KOSTAIVE has achieved approval in Japan, the European Union and the United Kingdom as a vaccine against COVID-19, and sales of KOSTAIVE began in Japan in October 2024.

We have several key platform technologies that we leverage to develop and advance a pipeline of mRNA-based therapeutics for rare genetic disorders with significant unmet medical needs and vaccines for infectious diseases. Current mRNA medicines have two critical components: the messenger RNA (“mRNA”) constructs and the lipid nanoparticles (“LNP”) which help deliver the mRNA to disease-relevant target tissues. We have extensive expertise in the design and optimization of mRNA constructs, including with respect to a type of mRNA technology known as self-amplifying mRNA (sa-mRNA). Our proprietary self-amplifying mRNA technology platform, or STARR® (“STARR”), has been demonstrated to induce a robust, longer-lasting and broader humoral immune response at lower dose levels than conventional mRNA-based vaccines. Our proprietary LNP delivery system, LUNAR® (“LUNAR”), is intended to address the major hurdle in RNA drug development, namely the effective and safe delivery of RNA to disease-relevant target tissues. LUNAR may enable multiple nucleic acid medicines. We also have significant expertise and valuable know-how in the development and scalability of complex and robust manufacturing processes required to deliver the next generation of nucleic acid medicines.

Our internal pipeline includes RNA therapeutic candidates to potentially treat ornithine transcarbamylase (OTC) deficiency and cystic fibrosis (CF), both rare diseases. In our vaccine program, we have partnered with CSL Seqirus, one of the world’s leading influenza vaccine providers, on the development and commercialization of mRNA vaccines for COVID-19, influenza and three other infectious diseases. In CSL Limited’s half-year results presented on February 11, 2026, CSL Limited reported an accounting write-down of approximately $430 million attributable to our collaboration agreement with CSL Seqirus, citing declining COVID-19 disease burden and more onerous U.S. regulatory requirements.

In our CF program, we enrolled and completed dosing in the three initially planned cohorts of our Phase 2 multiple ascending dose study of ARCT-032, confirming the safety and tolerability of ARCT-032 dosed daily for four weeks. This study was initiated in December 2024 and was designed to identify a safe and effective dose regimen in those with Class I (null) CFTR mutations and people with CF who do not benefit from CFTR modulators. In the study, six CF adults with Class I CFTR mutations inhaled 10 mg doses of ARCT-032 daily over 28 days. Interim results released in October 2025 demonstrated that the treatment was generally safe and well tolerated. Treatment-related adverse events (AEs) that were identified in the single-dose Phase 1 study were also observed in some participants for the first few doses but ceased with continued dosing. Bronchospasm has not been reported in this study thus far, neither with nor without albuterol pretreatment. One serious adverse event (SAE) occurred in a participant after the end of the dosing period. The safety review committee found no convincing evidence that the SAE is related to ARCT-032 and approved the study to proceed. We intend to initiate a 12-week safety and preliminary efficacy study in up to 20 CF participants in the first half of 2026, after the third cohort completes treatment. ARCT-032 has received Orphan Drug Designation by the U.S. Food and Drug Administration (the “FDA”) and Orphan Medicinal Product Designation by the European Medicines Agency (the “EMA”) for the treatment of CF, and Rare Pediatric Disease Designation from the FDA.

KOSTAIVE is the brand name approved in Japan and Europe for ARCT-154, which is the version of the sa-mRNA COVID vaccine encoding the ancestral strain of SARS-CoV-2, and also for updated variant-specific versions of this vaccine. We may use KOSTAIVE or the specific internally generated name, such as ARCT-154, ARCT-2301 and ARCT-2303, to identify a version of the vaccine.

In our OTC program, we have continued to conduct a Phase 2 double-blind multiple-dose study of ARCT-810. Five patients with OTC deficiency have now completed dosing, and a sixth patient has initiated dosing. A type C meeting with the FDA to discuss our plans for a proposed future pediatric study under the RDEP (Rare Disease Evidence Principles) is scheduled for the first half of 2026. ARCT-810 has received Orphan Drug Designation from the FDA and Orphan Medicinal Product Designation from the EMA for treatment of OTC deficiency, as well as Fast Track Designation and Rare Pediatric Disease Designation from the FDA.

Commercial sales of KOSTAIVE began in October 2024 in Japan by Meiji Seika Pharma, Ltd. (“Meiji”), CSL Seqirus’ exclusive partner in Japan, marking the first commercial sales of an Arcturus-developed product. In September 2025, Meiji launched a new presentation of KOSTAIVE in Japan. The product is a 2-dose vial lyophilized presentation incorporating the updated XEC variant strain. Approval for offshore manufacturing of the 2-dose vial lyophilized presentation was granted by Japan in August 2025, followed by approval for onshore manufacturing in January 2026. KOSTAIVE was approved by the European Commission (EC) in February 2025 and by the United Kingdom in January 2026, providing further validation of our platform by additional significant regulatory authorities.

In December 2024, we initiated dosing of an sa-mRNA vaccine candidate against pandemic avian influenza (bird flu) in a Phase 1 trial funded by the Biomedical Advanced Research and Development Authority (“BARDA”). The study results were received in the second half of 2025, indicating a favorable tolerability and safety profile and the ability to induce a robust and durable humoral immune response in young and older adults.

We also improved our platform technologies and advanced our early-stage research activities and manufacturing process development and operations. We conducted exploratory platform development activities, including the evaluation of genome editing, and new targeting approaches, where our LUNAR and STARR platforms could be useful for identification and development of additional products for our portfolio.

Our activities since inception have consisted principally of performing research and development activities, clinical research activities, general and administrative activities and raising capital to fund those efforts. Our activities are subject to significant risks and uncertainties, including failing to secure additional funding before we achieve sustainable revenues and profit from operations. As of December 31, 2025, we had an accumulated deficit of $514.6 million.

Liquidity and Capital Resources

From the Company’s inception through the year ended December 31, 2025, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements and government contracts, the sale of capital stock and long-term debt. During fiscal year 2025, we received milestone payments totaling $39.1 million from CSL Seqirus. At December 31, 2025, the Company’s balance of cash and cash equivalents, including restricted cash, was $232.8 million.

CSL Seqirus, Inc. Collaboration and License Agreement

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

In March 2024, we entered into Amendment Number Two to the CSL Collaboration Agreement to reflect updates to the development program and other adjustments consistent with our prior disclosures regarding the Collaboration and License Agreement (“Amendment Number Two”). Amendment Number Two, among other things, adjusts (i) the development plans for certain product candidates, (ii) various development milestones related to such product candidates, (iii) provisions of the CSL Collaboration Agreement related to specific royalty payments, (iii) provisions of the CSL Collaboration Agreement related to distributors, and (iv) proprietary payment calculations related to the foregoing.

On May 30, 2025, we initiated an arbitration against CSL Seqirus before the International Chamber of Commerce, seeking payment of a milestone under the CSL Collaboration Agreement based on the European Commission’s grant of marketing authorization for a presentation of KOSTAIVE®in the European Union.

In CSL Limited’s half-year results presented on February 11, 2026, CSL Limited reported an accounting write-down of approximately $430 million attributable to our collaboration agreement with CSL Seqirus, citing declining COVID-19 disease burden and more onerous U.S. regulatory requirements.

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

Borrowings under the agreement bore interest at a rate of 1.00% above either the Daily Simple SOFR or Term SOFR (as such terms are defined in the Wells Fargo Loan), with “SOFR” being the rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. If an Event of Default (as defined in the credit agreement) had occurred, then all Wells Fargo Loans would bear interest at a rate equal to 2.00% above the interest rate applicable immediately prior to the occurrence of the Event of Default.

The original term of the agreement was two years, with an option for one-year renewals subject to Wells Fargo approval and the Company furnishing to Wells Fargo a non-refundable commitment fee equal to 0.25% of the Wells Fargo Loan amount for each such renewal. There was no penalty for terminating the agreement and no penalty for terminating the facility prior to the maturity date of the Wells Fargo Loan. As collateral, the Company had agreed to pledge $55.0 million in cash to be held at the Company’s securities accounts with Wells Fargo Securities, LLC, an affiliate of Wells Fargo, pursuant to a security agreement.

In December 2025, the Company terminated the credit agreement and related security agreement, and the $55.0 million of cash previously pledged as collateral was released and is no longer classified as restricted cash.

Grant from the Biomedical Advanced Research and Development Authority

On August 31, 2022, we entered into a cost reimbursement contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (“HHS”) to support the development of a low-dose pandemic influenza candidate based on our proprietary self-amplifying messenger RNA-based vaccine platform. The BARDA Contract is to support our non-clinical and pre-clinical development, early-stage clinical development through Phase 1, and associated drug product manufacturing, regulatory and quality-assurance activities over a period of three years. It provides for reimbursement by BARDA of our permitted costs up to $63.2 million. As of December 31, 2025, the remaining available funding net of revenue earned was $26.7 million.

General Financial Resources

A portion of our current cash balance is expected to be utilized during fiscal year 2026 to fund (i) advances to our LUNAR-CF program in clinical trials, (ii) the continued Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (iii) expenses incurred prior to customer payments under the CSL Collaboration Agreement and BARDA agreement and (iv) continued exploratory activities related to our platform and other general administrative activities.

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

We expect to continue to incur additional losses in the long term, and we will need to raise additional debt or equity financing or enter into additional partnerships to fund development. Our ability to transition to profitability is dependent on regulatory approvals and subsequent sales of KOSTAIVE, and identifying and developing other successful mRNA drug and vaccine candidates. If we are not able to achieve planned milestones or incur costs in excess of our forecasts, we will need to reduce discretionary spending, discontinue the development of some or all of our programs, which will delay part of our development programs, all of which will have a material adverse effect on our ability to achieve our intended business objectives.

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

•
the development of our cystic fibrosis and OTC deficiency therapeutic candidates;
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

The following table shows a summary of our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$(74,271)	$(59,747)
Investing activities	(230)	(648)
Financing activities	13,382	5,418
Net decrease in cash and restricted cash	$(61,119)	$(54,977)

Operating Activities

Net cash used in operating activities was $74.3 million for the year ended December 31, 2025, compared to $59.7 million for the year ended December 31, 2024. The $14.5 million increase was primarily due to a $29.7 million increase in accounts receivable and a $21.2 million decrease in accrued liabilities, reflecting the timing of billings, collections, and payments, as well as a $12.6 million decrease in share-based compensation due to reduced headcount and a lower stock price. These changes were partially offset by a $31.3 million smaller decrease in deferred revenue compared to the prior year, a $15.2 million reduction in net loss, a $7.5 million increase in cash provided by prepaid expenses and other assets, and the net impact of other working capital and non-cash items, which together reduced the overall increase in cash used in operating activities.

Investing Activities

Net cash used in investing activities of $0.2 million in 2025 and $0.6 million in 2024 reflected the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities was $13.4 million for the year ended December 31, 2025, compared to $5.4 million in 2024. The primary driver of the increase was an $11.7 million increase in proceeds from the issuance of common stock under our Sales Agreement for at‑the‑market equity offerings, partially offset by a $3.6 million decrease in proceeds from the exercise of stock options.

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

Revenues

We enter into arrangements with pharmaceutical and biotechnology partners and government agencies that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise and exclusivity fees and royalties on future sales. The following table summarizes our total revenues for the periods indicated:

	Years Ended December 31,		Change 2025 vs 2024
(in thousands)	2025	2024	Change	%
Collaboration revenue	$67,221	$138,389	$(71,168)	-51%
Grant revenue	14,810	13,921	889	6%
Total	$82,031	$152,310	$(70,279)	-46%

Revenue decreased by $70.3 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease during 2025 primarily relates to a $72.2 million decrease in revenue related to the CSL collaboration agreement, primarily due to a $33.1 million decrease in milestone achievements during 2025 as compared to 2024, and a $15.8 million decrease in revenue related to CSL commercial supply agreements, along with decreased revenue recognition from amortization during 2025 as a result of reduced development activities. The decrease was partially offset by an increase in grant revenue of $0.9 million related to the reimbursable research and development expenses for the agreements with BARDA and the Gates Foundation.

Operating Expenses

Our operating expenses consist of research and development and general and administrative expenses.

	Years Ended December 31,		Change 2025 vs 2024
(in thousands)	2025	2024	Change	%
Operating expenses:
Research and development, net	$112,212	$195,156	$(82,944)	-43%
General and administrative	46,079	52,823	(6,744)	-13%
Total	$158,291	$247,979	$(89,688)	-36%

The following table presents our total research and development expenses by category:

Research and Development Expenses, net

	Year Ended December 31,		Change 2025 vs 2024
(in thousands)	2025	2024	Change	%
LUNAR-COVID	$16,115	$70,464	$(54,349)	-77%
LUNAR-OTC	5,748	9,509	(3,761)	-40%
BARDA	8,366	7,807	559	7%
LUNAR-CF, net	17,489	17,227	262	2%
Early-stage programs	594	16,096	(15,502)	-96%
Discovery technologies	8,016	6,278	1,738	28%
Payroll and benefits	43,987	57,474	(13,487)	-23%
Facilities and equipment	11,897	10,301	1,596	15%
Total research and development expenses, net	$112,212	$195,156	$(82,944)	-43%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities.

Research and development expenses were $112.2 million for the year ended December 31, 2025, compared with $195.2 million for the year ended December 31, 2024. The decrease was primarily driven by lower manufacturing and clinical costs related to the LUNAR‑COVID program, reflecting the program’s transition from a development program to the commercial phase. Additional decreases were attributable to lower manufacturing costs for the LUNAR‑CF and LUNAR‑FLU programs, as well as lower clinical costs associated with the LUNAR‑OTC program. These reductions were partially offset by higher clinical costs for Phase 2 of the LUNAR‑CF program. Payroll and benefits expenses also decreased, primarily due to lower stock‑based compensation expense and a reduction in headcount.

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

Payroll and benefits primarily consists of employee salaries and benefits, share-based compensation and consultant costs. We expect that payroll and benefits costs will not increase over the next twelve months

Facilities and equipment expenses include rent, common area maintenance (“CAM”) costs, depreciation, shipping costs and various other costs related to the operation of our two office and laboratory locations. These costs increased primarily due to a lease‑related impairment recognized in the fourth quarter after the Company vacated an office location with no further operational use.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses were $46.1 million and $52.8 million for the years ended December 31, 2025 and 2024, respectively. The decrease was primarily due to reduced share-based compensation expense as well as reduced payroll and benefits associated with reductions in headcount.

Finance income (expense), net

	Years Ended December 31,		Change 2025 vs 2024
(in thousands)	2025	2024	Change	%
Interest income	$10,104	$15,195	$(5,091)	-34%
Interest expense	(9)	—	(9)	100%
Total	$10,095	$15,195	$(5,100)	-34%

Interest income is generated on cash and cash equivalents. The decrease in interest income from 2024 to 2025 was the result of lower interest rates during the year ended 2025 and a decrease in cash and cash equivalents.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Principal Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of December 31, 2025.

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

Management assessed our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit function and our Finance function.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion is stated in their report, which is included in Part II, Item 8 of the Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness

As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, we identified a material weakness related to information technology general controls (“ITGCs”) that support the financial reporting process. Specifically, the remediated material weakness related to ineffective controls over (i) user access to ensure appropriate segregation of duties and adequate restriction of user and privileged access to financial applications, programs and data, to the appropriate personnel; (ii) program change management for financial applications to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) IT operations controls to ensure that critical interface jobs are monitored.

We have completed execution of our remediation plan for this material weakness and, as of December 31, 2025, successfully remediated this material weakness by implementing the following measures:

•
updated and enhanced the IT policies and relevant internal controls to consider and address ITGCs including access security and change management;
•
limited elevated access profiles in financially relevant IT systems and software to appropriate personnel;
•
developed and enhanced access administration controls over provisioning, deprovisioning, and authentication;
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

Changes in Internal Control over Financing Reporting

Other than the remediation efforts completed and described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcturus Therapeutics Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Arcturus Therapeutics Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 3, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Diego, California

March 3, 2026

Item 9B. Other Information

Rule 10b5-1 Trading Plans

For the three months ended December 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2025. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2025. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2025. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2025. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2025. Such information is incorporated herein by reference.

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

10.6**

Amendment No. 2 to Letter Agreement, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation, dated August 1, 2019. Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2019.

10.7

Lease Agreement, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated October 4, 2017. Incorporated by reference to Exhibit 4.6 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

Exhibit Number	Description
10.8

First Amendment to Lease Agreement, by and between Arcturus Therapeutics Holdings Inc. and ARE-SD Region No. 44, LLC dated February 1, 2020. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.9**

Acceptance Letter, dated March 4, 2020, by and between Arcturus Therapeutics Holdings Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.10**

Manufacturing Support Agreement, dated November 7, 2020, by and between Arcturus Therapeutics Holdings Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on November 9, 2020 (File No. 001-38942).

10.11†	2020 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to Form S-8 filed on August 5, 2020 (File No. 001-38942).

10.12

Second Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated November 13, 2020. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2020 (File No. 001-38942).

10.13

Third Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated February 25, 2021. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021 (File No. 001-38942).

10.14†	Arcturus Therapeutics Holdings Inc. Severance Policy for Executives. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021 (File No. 001-38942).

10.15†	Employment Agreement, dated as of June 13, 2019, between the Company and Joseph Payne. Incorporated by reference to Exhibit 10.1 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942)

10.16†	Employment Agreement, dated as of June 13, 2019, between the Company and Andy Sassine. Incorporated by reference to Exhibit 10.2 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942)

10.17†	Employment Agreement, dated as of June 13, 2019, between the Company and Dr. Padmanabh Chivukula. Incorporated by reference to Exhibit 10.3 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942)

10.18†	2021 Inducement Equity Incentive Plan. Incorporated by reference to Exhibit 4.1 to Form S-8 filed on October 20, 2021 (File No. 333-260391).

10.19	Lease, by and between Arcturus Therapeutics, Inc. and TPSC IX, LLC, dated September 29, 2021. Incorporated by reference to Exhibit 10.35 to Form 10-Q filed on November 9, 2021 (File No. 001-38942).

10.20

Technology License and Technical Support Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiotech Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

Exhibit Number	Description

10.21

Framework Drug Substance Supply Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiotech Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

10.22†	Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 14, 2024 (File No. 001-38942).

10.23**

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

10.26**

Manufacturing Support Agreement Termination Letter, dated March 23, 2023, by and between Arcturus Therapeutics, Inc. and the Economic Development of Singapore. Incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K filed on March 29, 2023 (File No. 001-38942).

10.27**

Credit Agreement dated April 21, 2023, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-38942).

10.28**

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

10.31**

Amendment No. 4 to Letter Agreement, dated September 25, 2023, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation. Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed on November 14, 2023 (File No. 001-38942)

10.32**

First Amendment to Credit Agreement and First Amendment to Revolving Line of Credit, dated June 26, 2024, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.35 to Quarterly Report on Form 10-Q filed on August 5, 2024 (File No. 001-38942).

Exhibit Number		Description
10.33

Fifth Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated July 12, 2024. Incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-Q filed on November 7, 2024 (File No. 001-38942).

10.34

Separation Agreement and General Release between Arcturus Therapeutics Holdings Inc. and Andy Sassine dated 11, 2025. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 15, 2025 (File No. 001-38942).

10.35

Employment Agreement between Arcturus Therapeutics Holdings Inc. and Joe Roberts dated July 3, 2018. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 15, 2025 (File No. 001-38942).

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

101*

The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: March 3, 2026	By:	/s/ Joseph E. Payne
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

Name	Title	Date

/s/ Joseph E. Payne	President, Chief Executive Officer and Director	March 3, 2026
Joseph E. Payne	(principal executive officer)

/s/ Dr. Moncef Slaoui	Chairman of the Board	March 3, 2026
Dr. Moncef Slaoui

/s/ Joseph Roberts	Corporate Controller	March 3, 2026
Joseph Roberts	(principal financial and accounting officer)

/s/ Dr. Magda Marquet	Director	March 3, 2026
Dr. Magda Marquet

/s/ James Barlow	Director	March 3, 2026
James Barlow

/s/ Edward Holmes	Director	March 3, 2026
Edward Holmes

/s/ Dr. Peter Farrell	Director	March 3, 2026
Dr. Peter Farrell

/s/ Dr. John Markels	Director	March 3, 2026
Dr. John Markels

/s/ Jing Marantz	Director	March 3, 2026
Jing Marantz

1

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Arcturus Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcturus Therapeutics Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive loss, stockholder’s equity, and cash flows, for each of the two years in the period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Collaboration Revenue — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

The Company has entered into a license and collaborative research and development arrangement with Seqirus, Inc. There are five distinct performance obligations under this arrangement. The Company recognizes revenue over time for all performance obligations except for the vaccine license. The vaccine license is recognized at the point in time it is transferred. The accounting for revenue recognized over time measures the progress using an input method which is based on costs incurred toward the satisfaction of the performance obligation. As of December 31, 2025, Collaboration revenue was $67.2 million, of which $66 million relates to the agreement with Seqirus, Inc.

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

March 3, 2026

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcturus Therapeutics Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows of Arcturus Therapeutics Holdings Inc. and its subsidiaries (the Company) for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company's auditor from 2018 to 2024.

San Diego, California

March 14, 2024

except for Note 12, as to which the date is

March 6, 2025

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$230,909	$237,028
Restricted cash	—	55,000
Accounts receivable	5,564	3,974
Prepaid expenses and other current assets	4,973	9,977
Total current assets	241,446	305,979
Property and equipment, net	6,736	9,531
Operating lease right-of-use asset	21,081	26,674
Non-current restricted cash	1,885	1,885
Total assets	$271,148	$344,069
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,235	$7,194
Accrued liabilities	23,898	38,781
Deferred revenue	8,246	19,514
Total current liabilities	36,379	65,489
Deferred revenue, net of current portion	—	12,604
Operating lease liability, net of current portion	20,784	24,998
Total liabilities	57,163	103,091
Stockholders’ equity:
Common stock: $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 28,414 at December 31, 2025 and 27,000 at December 31, 2024	28	27
Additional paid-in capital	728,547	689,758
Accumulated deficit	(514,590)	(448,807)
Total stockholders’ equity	213,985	240,978
Total liabilities and stockholders’ equity	$271,148	$344,069

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenue:
Collaboration revenue	$67,221	$138,389	$157,748
Grant revenue	14,810	13,921	9,051
Total revenue	82,031	152,310	166,799
Operating expenses:
Research and development, net	112,212	195,156	192,133
General and administrative	46,079	52,823	52,871
Total operating expenses	158,291	247,979	245,004
Loss from operations	(76,260)	(95,669)	(78,205)
Gain (loss) from foreign currency	382	(471)	(229)
Finance income, net	10,095	15,195	16,591
Gain on debt extinguishment	—	—	33,953
Net loss before income taxes	(65,783)	(80,945)	(27,890)
(Benefit) provision for income taxes	—	(4)	1,835
Net loss	(65,783)	(80,941)	(29,725)
Net loss per share, basic and diluted	$(2.40)	$(3.00)	$(1.12)
Weighted-average shares outstanding, basic and diluted	27,386	27,000	26,628
Comprehensive loss	$(65,783)	$(80,941)	$(29,725)

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	26,555	$27	$608,426	$(338,141)	$270,312
Share-based compensation	—	—	34,649	—	34,649
Issuance of common stock upon exercise of stock options	238	—	2,668	—	2,668
Issuance of common stock under equity plans	35	—	609	—	609
Net loss	—	—	—	(29,725)	(29,725)
Balance at December 31, 2023	26,828	$27	$646,352	$(367,866)	$278,513
Share-based compensation	—	—	37,988	—	37,988
Issuance of common stock upon exercise of stock options	228	—	4,736	—	4,736
Issuance of common stock under equity plans	40	—	682	—	682
Net loss	—	—	—	(80,941)	(80,941)
Balance at December 31, 2024	27,096	$27	$689,758	$(448,807)	$240,978
Share-based compensation	—	—	25,408	—	25,408
Issuance of common stock upon exercise of stock options	104	—	1,109	—	1,109
Issuance of common stock under equity plans	35	—	585	—	585
Proceeds from issuance of common stock, net of issuance costs	1,179	1	11,687	—	11,688
Net loss	—	—	—	(65,783)	(65,783)
Balance at December 31, 2025	28,414	$28	$728,547	$(514,590)	$213,985

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating activities
Net loss	$(65,783)	$(80,941)	$(29,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,025	3,544	2,957
Share-based compensation expense	25,408	37,988	34,649
Gain on debt extinguishment	—	—	(33,953)
Foreign currency transaction loss	382	471	90
Other non-cash expenses	—	—	502
Impairment of right‑of‑use assets	1,897	—	—
Changes in assets and liabilities:
Accounts receivable	(1,590)	28,090	(29,300)
Prepaid expenses and other current assets	5,004	(2,456)	1,165
Right-of-use assets	3,696	4,562	4,045
Accounts payable	(2,959)	1,915	(2,238)
Accrued liabilities	(15,265)	5,932	(588)
Deferred revenue	(23,872)	(55,207)	38,606
Lease liabilities	(4,214)	(3,645)	(4,309)
Net cash used in operating activities	(74,271)	(59,747)	(18,099)
Investing activities
Acquisition of property and equipment	(230)	(648)	(2,901)
Net cash used in investing activities	(230)	(648)	(2,901)
Financing activities
Proceeds from debt	15,000	—	20,000
Proceeds from exercise of stock options	1,109	4,736	2,668
Proceeds from issuance of common stock under equity plans	585	682	609
Proceeds from issuance of common stock, net of issuance costs	11,688	—	—
Payments on debt obligations	(15,000)	—	(47,364)
Net cash provided by (used in) financing activities	13,382	5,418	(24,087)
Net decrease in cash, cash equivalents and restricted cash	(61,119)	(54,977)	(45,087)
Cash, cash equivalents and restricted cash, beginning of year	293,913	348,890	393,977
Cash, cash equivalents and restricted cash, end of year	$232,794	$293,913	$348,890

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$2,127
Cash paid for income taxes	$—	$1,407	$—
Non-cash investing activities
Right-of-use assets acquired through operating leases	$—	$2,736	$—
Non-cash asset disposal	$2,345	$473	$—
Purchase of property and equipment in accounts payable and accrued expenses	$—	$—	$68

The accompanying notes are an integral part of these consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company” or "Arcturus") is a messenger RNA medicines company focused on the development of liver and respiratory rare disease therapeutics. Arcturus became a clinical stage company in 2020 when it announced that its Investigational New Drug (“IND”) application for ornithine transcarbamylase (“OTC”) deficiency and its Clinical Trial Application (“CTA”) for candidate LUNAR-COV19 were approved by applicable health authorities. In 2023, our COVID-19 vaccine, ARCT-154 (also referred to as KOSTAIVE®), received marketing authorization approval in Japan for adults 18 years and older, and in September 2024 KOSTAIVE became the world’s first approved and commercially available self-amplifying RNA (sa-mRNA) vaccine.

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

Restricted cash

Restricted cash includes cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord for the Company’s offices. At December 31, 2025 and 2024, the Company had restricted cash of $1.9 million in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term.

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

Accounts Receivable

Accounts receivable are recorded at the net invoice value and are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reserves for specific receivables if collectability is no longer reasonably assured. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns, and individual customer circumstances. The Company reevaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. No reserves have been recorded as of December 31, 2025 or 2024.

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

Accounts Receivable Concentration

As of December 31, 2025 and 2024, the Company had significant concentrations of credit risk related to accounts receivable from a limited number of customers. The following customers accounted for 10% or more of total accounts receivable in each respective period:

As of December 31, 2025:

•
BARDA – 64% of total accounts receivable
•
CSL – 19% of total accounts receivable

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

Revenue Concentration

The Company generates a substantial portion of its revenue from a limited number of key customers. The following customers accounted for 10% or more of total revenue for each period:

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

For the year ended December 31, 2025:

•
CSL – 80% of total revenue
•
BARDA – 16% of total revenue

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

Joint Ventures, Equity Method Investments and Variable Interest Entities

Investments for which the Company exercises significant influence, but does not have control are accounted for under the equity method. Equity method investment activity is related to the Company's joint venture in ARCALIS, Inc. with Axcelead, Inc. The Company’s share of the investees’ results is presented as either income or loss from equity method investees in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2025, the carrying value of the equity-method investment in ARCALIS remained at zero.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized using the straight-line method over the respective useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Long-lived assets, including property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The determinants used for this evaluation include management’s estimate of an asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objectives. The Company did not recognize any impairment losses for the years ended December 31, 2025, 2024 or 2023.

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. There was no other comprehensive loss or income tax effect related to unrealized losses in the years ended December 31, 2025, 2024 or 2023.

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

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Share-Based Compensation

The Company records share-based compensation for equity awards granted to employees, consultants, officers and directors within general and administrative and research and development expenses on the statements of operations and comprehensive loss. Share-based compensation is recognized over the requisite service period of the individual awards using the straight-line attribution method, which generally equals the vesting period. Employees and officers’ stock options have a ten-year life and generally vest 25% on the first anniversary of the grant and in 1/36th equal installments on each monthly anniversary thereafter, such that options are fully vested on the four-year anniversary of the date of grant. The exercisability and vesting periods of equity awards granted to consultants and directors vary.

The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, expected dividend yield, and a risk-free interest rate. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. Through the third quarter of 2024, the Company estimated expected volatility using the historical volatility of a peer group of publicly traded companies. Beginning in the fourth quarter of 2024 and continuing into fiscal year 2025, the Company used its own historical volatility to estimate expected volatility, as it had accumulated sufficient trading history and stock price data to support the use of Company‑specific volatility. The Company has not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The risk-free interest rates used are based on the implied yield currently available in United States Treasury securities at maturity with a term equivalent to the expected term of the stock options. The effect of forfeited or cancelled awards is recorded when the forfeiture or cancellation occurs.

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of such amounts shown in the consolidated statement of cash flows:

	As of December 31,
(in thousands)	2025	2024	2023
Cash and cash equivalents	$230,909	$237,028	$292,005
Restricted cash - current	—	55,000	55,000
Non-current Restricted cash	1,885	1,885	1,885
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$232,794	$293,913	$348,890

Income Tax Expense

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at the applicable tax rates, along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. Management has considered estimated taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based upon the weight of available evidence, which includes the Company’s historical operating performance and limited potential to utilize tax attribute carryforwards, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.

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

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive shares of common stock for the years ended December 31, 2025, 2024 and 2023 were comprised of stock options and restricted stock units.

No dividends were declared or paid during the reporting periods.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 for annual reporting periods beginning January 1, 2024 and interim reporting periods beginning January 1, 2025. The adoption of ASU 2023-07 had no significant impact on our financial statement disclosures. See “Note 12, Segment Information” for further information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 prospectively beginning in fiscal year 2025. See “Note 10, Income Taxes” for further information.

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

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

The following table presents changes in the balances of receivables and contract liabilities related to revenue generating agreements during the year ended December 31, 2025:

(in thousands)	December 31, 2024	Additions	Deductions	December 31, 2025
Contract Assets:
Accounts receivable	$3,974	$57,200	$(55,610)	$5,564
Contract Liabilities:
Deferred revenue	$32,118	$57,823	$(81,695)	$8,246

During the year ended December 31, 2025, the Company recognized $26.4 million in revenue from the deferred revenue balance as of December 31, 2024.

The following table summarizes the Company’s revenue for the periods indicated. Approximately $67.1 million, $138.4 million and $154.9 million of total revenue represents revenue derived from foreign countries for the years ended December 31, 2025, 2024 and 2023, respectively.

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Collaboration revenue:
CSL Seqirus	$65,982	$138,389	$154,264
Ultragenyx	—	—	1,837
Other	1,239	—	1,647
Total collaboration revenue	$67,221	$138,389	$157,748
Grant revenue:
BARDA	$13,236	$13,921	$9,051
Gates Foundation	$1,574	$—	$—
Total grant revenue	$14,810	$13,921	$9,051

Accounts receivable is comprised of the following as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Billed accounts receivable	$1,957	$1,472
Unbilled accounts receivable	3,607	2,502
Total accounts receivable	$5,564	$3,974

Billed accounts receivable represent amounts invoiced under the Company’s collaboration and reimbursement arrangements that remain outstanding. Unbilled accounts receivable represent reimbursable costs incurred or revenue recognized for which invoices have not yet been issued as of the balance sheet date in accordance with contractual billing terms. Substantially all unbilled accounts receivable are expected to be billed and collected within 12 months.

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

As of December 31, 2025, the transaction price primarily consisted of upfront consideration received and milestones achieved. Additional variable consideration was not included in the transaction price at December 31, 2025 because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The vaccine license was recognized at the point in time it was transferred in 2022. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized during 2025 relates to the license delivered, milestones achieved and research and development and manufacturing services performed through December 31, 2025.

Total deferred revenue as of December 31, 2025 and 2024 for the CSL Collaboration Agreement was $6.2 million and $30.7 million, respectively.

During 2023, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the Company agreed to sponsor and conduct a Phase 1 clinical study in the influenza field. As part of the amendment, the Company received $17.5 million from CSL Seqirus. The amendment also provides for up to $1.5 million in additional payments which are achievable upon meeting certain clinical milestones relating to the Phase 1 clinical study in the influenza field. The Company previously concluded that the expansion of research and development support services under the CSL Collaboration Agreement represented an option that was not a material right. Therefore, the Company concluded the promise to sponsor and conduct the Phase 1 clinical study is a separate contract and the sole performance obligation under the new arrangement. During the period ended December 31, 2025, the Company recognized $3.2 million related to the performance obligation, which was fully satisfied during the period.

In March 2024, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the parties agreed to, among other things, adjust (i) the development plans for certain product candidates, (ii) various development milestones related to such product candidates, and (iii) provisions of the CSL Collaboration related to distributors, and (iv) proprietary payment calculations related to the foregoing.

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

The Company recognized $13.2 million and $13.9 million of grant revenue during the years ended December 31, 2025 and 2024, respectively, which is included in revenue on the Company's consolidated statements of operations. As of December 31, 2025, the remaining available funding net of revenue earned was $26.7 million.

Gates Foundation

During the year ended December 31, 2025, the Company recognized $1.6 million of grant revenue related to cost reimbursement under two grants awarded by the Gates Foundation.

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

Unspent or uncommitted amounts remain deferred until the associated performance obligations are satisfied. As of December 31, 2025, deferred grant revenue related to these agreements totaled $2.1 million.

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

The Company's assets measured at fair value on a recurring basis consisted of money market funds. As of December 31, 2025, the Company's had money market funds with a fair value of $229.1 million, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

NOTE 5. Accrued Liabilities Detail

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Accrued compensation	$6,948	$13,305
Cystic Fibrosis Foundation liability	6,394	7,443
Current portion of operating lease liability	4,214	3,552
Accrued facilities costs	1,400	—
Clinical trial accruals	399	2,828
Vinbiocare contractual liabilities	—	2,421
Legal accrual	771	130
Other accrued research and development expenses	3,772	9,102
Total	$23,898	$38,781

NOTE 6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2025	2024
Research equipment	$14,942	$16,864
Computers and software	1,069	1,131
Office equipment and furniture	604	703
Leasehold improvements	2,612	2,644
Total	$19,227	$21,342
Less accumulated depreciation and amortization	(12,491)	(11,811)
Property and equipment, net	$6,736	$9,531

Depreciation and amortization expense was $3.0 million, $3.5 million and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Construction in progress is primarily comprised of research equipment not yet placed in service.

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

In December 2025, the Company terminated the credit agreement and related security agreement. No amounts were outstanding under the Loan at the time of termination. As a result, $55.0 million of cash previously pledged as collateral was released and is no longer classified as restricted cash as of December 31, 2025.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

NOTE 8. Stockholders’ Equity

Net Loss Per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share for the year ended December 31, 2025 and 2024 as they were anti-dilutive totaled 0.6 million and 1.4 million, respectively. Potentially dilutive securities that were not included in the calculation of diluted earnings per share for the year ended December 31, 2023 as they were anti-dilutive totaled 0.8 million.

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

During the three months ended December 31, 2025, the Company sold 1,179,201 shares of its common stock pursuant to the Sales Agreement at a weighted‑average price of $10.38 per share, resulting in gross proceeds of approximately $12.2 million. After deducting offering costs of $0.5 million, the Company received net proceeds of approximately $11.7 million from these sales. In December 2025, the Company filed, and subsequently had declared effective, a replacement shelf registration statement on Form S‑3, which replaced the prior registration statement and continues to support the Sales Agreement.

NOTE 9. Share-Based Compensation

In June 2024 at the Company’s 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increased the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 2,000,000 shares, for a total of up to 10,750,000 shares available for issuance. As of December 31, 2025, a total of 903,396 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders is not required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. Pursuant to the terms of the plan, shares underlying awards that are forfeited, cancelled, or terminated without issuance are returned to the share reserve. As of December 31, 2025, a total of 162,164 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Share Options

The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of stock options granted:

	For the Year Ended December 31,
	2025	2024	2023
Expected life (in years)	6.01	5.88	6.04
Expected volatility	104.7%	91.4%	76.1%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	4.23%	4.24%	3.91%
Grant date weighted average fair value	$11.81	$22.62	$18.87

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

The following table summarizes the Company’s stock option activity for the year ended December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2024	8,078,752	$32.38	7.2	$9,247
Granted	2,029,190	$11.37
Exercised	(103,440)	$10.72
Forfeited/cancelled	(1,135,895)	$33.90
Outstanding – December 31, 2025	8,868,607	$29.20	6.26	$13,333
Exercisable – December 31, 2025	6,046,218	$33.12	5.45	$8,652

At December 31, 2025, the total unrecognized compensation cost of $30.1 million will be recognized over the weighted-average remaining service period of approximately 2.5 years. The fair value of the options vested during the years ended December 31, 2025 , 2024 and 2023 was $29.3 million, $40.5 million and $35.3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $0.5 million, $3.3 million and $4.3 million, respectively.

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

The following table summarizes the Company’s RSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding – December 31, 2024	18,786	$34.92
Awarded	-
Released	-
Forfeited	-
Outstanding – December 31, 2025	18,786	$34.92

Share-based compensation expenses included in the Company’s statements of operations and comprehensive income loss for the years ended December 31, 2025, 2024 and 2023 were:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Research and development	$13,248	$18,456	$14,950
General and administrative	12,160	19,532	19,699
Total	$25,408	$37,988	$34,649

NOTE 10. Income Taxes

A reconciliation of (loss) income before income taxes for domestic and foreign locations is as follows:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
United States	$(65,783)	$(80,945)	$(27,890)
Foreign	—	—	—
Total (loss) income before income taxes	$(65,783)	$(80,945)	$(27,890)

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

A reconciliation of income tax (benefit) expense for the years ended December 31, 2025, 2024 and 2023 is as follows:

	For the Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$(11)	$1,246
State	—	7	589
Foreign	—	—	—
Total current income tax (benefit) expense	$—	$(4)	$1,835

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred income tax expense	—	—	—
Total income tax (benefit) expense	$—	$(4)	$1,835

The table below provides the updated requirements of ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”) for 2025. The effective income tax rate for the years ended December 31, 2025 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	For the Year Ended December 31,
	2025
	$	%
U.S. federal statutory rate	$(13,814)	21.0%
State and local income taxes, net of federal income tax effect (1)	(69)	0.1%
Effects of cross-border tax laws - Global intangible low-tax income	4,501	(6.8%)
Tax credits - research and development credits	(1,587)	2.4%
Changes in valuation allowance	6,189	(9.4%)
Nontaxable or nondeductible items:
Stock-based compensation	2,946	(4.5%)
Limitations on the deductibility of officer compensation	1,533	(2.3%)
Other	137	(0.2%)
Changes in unrecognized tax benefits	143	(0.4%)
Other	21	0.1%
Provision for income taxes	$—	0.0%

(1) State tax expense in the State of California comprises the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023‑09, the Company’s effective income tax rate differed from the statutory federal income tax rate as follows:

	For the Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	1.9%	1.9%
Share-based compensation	(1.9%)	(2.5%)
Officers compensation	(3.4%)	(7.4%)
Research and development credits	24.0%	20.0%
Uncertain tax positions	(3.7%)	(2.4%)
Change in tax rate	(1.4%)	0.2%
Change in valuation allowance	(36.1%)	(36.5%)
Other	(0.2%)	(0.3%)
Permanent differences	(0.2%)	(0.7%)
Provision for income taxes	0.0%	(6.7%)

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

A summary of income taxes paid, net of (refunds) received, for the year ended December 31, 2025 is as follows:

December 31,
(In thousands)	2025
Federal income taxes paid, net of (refunds) received	$—
State income taxes paid, net of (refunds) received	—
Foreign income taxes paid, net of (refunds) received	—
Total income taxes paid, net of (refunds) received	$—

The significant components of deferred income taxes are as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss	$38,566	$25,413
Tax credits	30,219	27,472
Accrued liabilities	689	2,966
Deferred revenue	2,808	5,515
Basis difference in equity investments	2,053	2,127
Capitalized R&D	53,549	60,104
Right-of-use lease liability	5,578	6,601
Share-based compensation	15,232	14,872
Total gross deferred tax assets	148,694	145,070
Deferred tax liabilities:
Depreciation and amortization	(462)	(858)
Right-of-use asset	(4,704)	(6,168)
Total gross deferred tax liabilities	(5,166)	(7,026)
Valuation allowance	(143,528)	(138,044)
Net deferred tax asset	$—	$—

In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to lack of available sources of taxable income, the Company recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding the future realization of these assets. As of December 31, 2025 and 2024, the Company recorded a valuation allowance of $143.5 million and $138.0 million, respectively. The valuation allowance changed by $5.5 million and $29.2 million for the years ended December 31, 2025 and 2024, respectively.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s federal and state net operating loss, research and development credit carryforwards, and other tax attributes may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has experienced changes in prior years and there is a risk that additional ownership changes may occur in the future. If a change in ownership occurs, the NOL carryforwards and other tax attributes could be limited or restricted. At December 31, 2025, the Company has federal and state net operating losses, or NOL, carryforwards of approximately $115.5 million and $203.1 million, respectively. The federal net operating loss carryforward includes losses generated in 2018 and after, which can be carried forward indefinitely. The state net operating loss carryforward includes $0.7 million of losses that can be carried forward indefinitely. The remaining state net operating losses begin to expire in 2039.

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

At December 31, 2025, the Company has federal and state research and development credit carryforwards of approximately $18.1 million and $12.5 million, respectively. If not utilized, the federal credit carryforwards begin to expire in 2037. $1.0 million of the state credit begins to expire in 2037 and the remainder carries forward indefinitely. Additionally, the Company has an Orphan Drug Credit of $8.9 million as of December 31, 2025, which will begin to expire in 2042 unless previously utilized.

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

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	December 31,
(in thousands)	2025		2024
Beginning balance of unrecognized tax benefits	$6,780		$3,587
(Decrease) Increase for prior period tax positions	(763)		1,243
Increase for current period tax positions	925		1,950
Ending balance of unrecognized tax benefits	$6,942	`	$6,780

Amounts in the summary rollforward would not impact our effective tax rate if recognized as the Company maintains a full valuation on its net deferred tax assets. The Company is subject to taxation and files income tax returns in the United States, various U.S. states and foreign jurisdictions. The Company’s tax years from 2014 to date are subject to examination by the U.S., and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits. The general statute of limitations in the foreign jurisdictions where the Company files tax returns is 4 to 5 years. The Company’s policy is to recognize interest expense and penalties related to income tax matters as income tax expense. There was no tax related interest or penalties recognized for the years ended December 31, 2025 and 2024 and 2023.

Deferred income taxes are not required for undistributed earnings of the Company’s foreign subsidiary as they can be distributed tax free and without withholding taxes.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The Act reinstates and makes permanent 100% first-year bonus depreciation under Section 168(k) for qualified property acquired and placed in service after January 19, 2025. Additionally, the Act permanently allows immediate expensing of domestic research and experimentation expenditures under Section 174 for tax years beginning after December 31, 2024. The Company has reflected the effects of the Act in its income tax provision in accordance with ASC 740.

NOTE 11. Commitments and Contingencies

Cystic Fibrosis Foundation Therapeutics Funding agreement

On September 25, 2023, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018 and August 1, 2019, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $24.6 million from approximately $15.6 million, and (ii) the Company agreed to incur at least $15.0 million toward activities under the research plan. During the fourth quarter of 2023, the Company received the full payment from CFF related to the amendment. For the years ended December 31, 2025, 2024 and 2023, the Company recognized contra expense of $1.0 million, $0.2 million and $1.4 million, respectively. As of December 31, 2025, $6.4 million remained in accrued liabilities.

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

In December 2025, the Company vacated this office space with no intention of operating out of the location in the future. The Company remains obligated to make the remaining lease payments through March 2027, and therefore recorded an impairment loss in the amount of $1.9 million during the three months ended December 31, 2025, as there was no future economic benefit from the lease.

In February 2020, the Company entered into a second non-cancellable operating lease agreement for office space near its current headquarters. The lease extended for 13 months from the commencement date and included a right to extend the lease for one twelve-month period. In February 2021, the Company opted to extend the lease through March 2025 to coincide with the lease term of the Company’s headquarters. In January 2024, the Company vacated this office space with no intention of operating out of the location in the future. The Company was still engaged in the lease for the property and obligated to make the remaining lease payments through March 2025, and therefore recorded an impairment loss in the amount of $1.3 million during the three months ended March 31, 2024, as there was no future economic benefit from the lease. In July 2024, the Company terminated the existing lease agreement, in accordance with its terms, thereby ending their contractual obligation to pay for the premises.

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

As of December 31, 2025, the remaining payments of the operating lease liability were as follows:

Arcturus Therapeutics Holdings Inc. and its Subsidiaries

Notes to Consolidated Financial Statements — Continued

(in thousands)	Remaining Lease Payments
2026	$5,274
2027	4,132
2028	3,822
2029	3,937
2030	4,055
Thereafter	7,758
Total remaining lease payments	28,978
Less: imputed interest	(3,980)
Total operating lease liabilities	$24,998
Weighted-average remaining lease term (in years)	6.4
Weighted-average discount rate	4.6%

Operating lease costs consist of the fixed lease payments included in operating lease liability and are recorded on a straight-line basis over the lease terms. Operating lease costs were $5.0 million, $4.5 million and $5.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following table presents information about reported segment revenues, segment loss, and significant segment expenses:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues	$82,031	$152,310	$166,799
Less:
Research and development:
LUNAR-COVID	16,115	70,464	81,262
LUNAR-OTC	5,748	9,509	9,315
BARDA	8,366	7,807	5,465
LUNAR-CF, net	17,489	17,227	14,666
Early-stage programs	594	16,096	12,460
Discovery technologies	8,016	6,278	6,405
Payroll and benefits	43,987	57,474	50,924
Facilities and equipment	11,897	10,301	11,636
Total research and development	112,212	195,156	192,133
General and administrative	46,079	52,823	52,871
Other (1)	(10,477)	(14,728)	(48,480)
Net loss	$(65,783)	$(80,941)	$(29,725)

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

NOTE 14. Subsequent Events

None.