Form 10-Q
period 2026-03-31
Arcturus Therapeutics Holdings Inc.
filed 2026-05-07
CIK 1768224

cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 28,423,069 shares of voting common stock outstanding.

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
•
the anticipated benefits and success of our collaboration agreement with CSL Seqirus related to the licensure of our STARR®mRNA technology and LUNAR® lipid-mediated delivery, including our timely receipt of upfront and potential royalty and other payments thereunder;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
(in thousands, except par value information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$211,375	$230,909
Accounts receivable	1,343	5,564
Prepaid expenses and other current assets	4,164	4,973
Total current assets	216,882	241,446
Property and equipment, net	6,078	6,736
Operating lease right-of-use assets, net	20,423	21,081
Non-current restricted cash	2,028	1,885
Total assets	$245,411	$271,148
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,093	$4,235
Accrued liabilities	22,666	23,898
Deferred revenue	7,610	8,246
Total current liabilities	34,369	36,379
Operating lease liabilities, net of current portion	19,680	20,784
Total liabilities	54,049	57,163
Stockholders’ equity
Common stock, $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 28,423 at March 31, 2026 and 28,414 at December 31, 2025	28	28
Additional paid-in capital	732,888	728,547
Accumulated deficit	(541,554)	(514,590)
Total stockholders’ equity	191,362	213,985
Total liabilities and stockholders’ equity	$245,411	$271,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2026	2025
Revenue:
Collaboration revenue	$610	$25,477
Grant revenue	1,451	3,905
Total revenue	2,061	29,382
Operating expenses:
Research and development, net	21,527	34,893
General and administrative	9,465	11,315
Total operating expenses	30,992	46,208
Loss from operations	(28,931)	(16,826)
Finance income, net	1,932	2,771
Other income (expense)	35	(21)
Net loss	$(26,964)	$(14,076)
Net loss per share, basic and diluted	$(0.95)	$(0.52)
Weighted-average shares outstanding, basic and diluted	28,421	27,107
Comprehensive loss:
Net loss	$(26,964)	$(14,076)
Comprehensive loss	$(26,964)	$(14,076)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2025	28,414	$28	$728,547	$(514,590)	$213,985
Net loss	—	—	—	(26,964)	(26,964)
Share-based compensation expense	—	—	4,325	—	4,325
Issuance of common stock upon exercise of stock options	9	—	16	—	16
Balance – March 31, 2026	28,423	$28	$732,888	$(541,554)	$191,362

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2024	27,096	$27	$689,758	$(448,807)	$240,978
Net loss	—	—	—	(14,076)	(14,076)
Share-based compensation expense	—	—	6,662	—	6,662
Issuance of common stock upon exercise of stock options	25	—	195	—	195
Balance – March 31, 2025	27,121	$27	$696,615	$(462,883)	$233,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating activities
Net loss	$(26,964)	$(14,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	658	801
Share-based compensation expense	4,325	6,662
Gain on sale of equipment	(34)	—
Foreign currency transaction loss	1	21
Changes in assets and liabilities:
Accounts receivable	4,221	(10,598)
Prepaid expense and other assets	809	1,203
Right-of-use assets	658	935
Accounts payable	(142)	(1,015)
Accrued liabilities	(1,233)	(8,243)
Deferred revenue	(636)	(9,817)
Lease liabilities	(1,104)	(1,011)
Net cash used in operating activities	(19,441)	(35,138)
Investing activities
Acquisition of property and equipment	—	(137)
Proceeds from sale of equipment	34	—
Net cash provided by (used in) investing activities	34	(137)
Financing activities
Proceeds from exercise of stock options	16	195
Proceeds from debt	—	15,000
Net cash provided by financing activities	16	15,195
Net decrease in cash, cash equivalents and restricted cash	(19,391)	(20,080)
Cash, cash equivalents and restricted cash at beginning of the period	232,794	293,913
Cash, cash equivalents and restricted cash at end of the period	$213,403	$273,833

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

These condensed consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions regarding the valuation of equity instruments, share-based compensation, accruals for liabilities, income taxes, revenue and deferred revenue, leases, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

There were no significant changes to our significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table presents changes during the three months ended March 31, 2026 in the balances of contract assets and liabilities as compared to what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

(in thousands)	December 31, 2025	Additions	Deductions	March 31, 2026
Contract Assets:
Accounts receivable	$5,564	$1,485	$(5,706)	$1,343
Contract Liabilities:
Deferred revenue	$8,246	$1,425	$(2,061)	$7,610

The following table summarizes the Company’s revenues for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2026	2025
Collaboration Revenue:
CSL Seqirus	$610	$25,473
Other collaboration revenue	—	4
Total collaboration revenue	$610	$25,477
Grant revenue:
BARDA	$891	$3,905
Gates Foundation	560	—
Total grant revenue	$1,451	$3,905

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant collaboration and grant arrangements.

CSL Seqirus

On November 1, 2022, the Company entered into a Collaboration and License Agreement (as amended, the “CSL Collaboration Agreement”) with Seqirus, Inc., a part of CSL Limited (“CSL Seqirus”), for the global exclusive rights to research, develop, manufacture, and commercialize vaccines. Under the terms of the CSL Collaboration Agreement, the Company provides CSL Seqirus with an exclusive global license to its mRNA technology (including STARR®) and LUNAR® lipid-mediated delivery, along with mRNA drug substance and drug product manufacturing processes. CSL Seqirus will lead the development and commercialization of vaccines under the collaboration. The collaboration plans to advance vaccines against SARS-CoV-2 (COVID-19), influenza, pandemic preparedness as well as other infectious diseases. In September 2024, our COVID-19 vaccine KOSTAIVE® became the world’s first approved and commercially available self-amplifying RNA (sa-mRNA) vaccine.

The Company received a $200.0 million upfront payment and is eligible to receive over $1.3 billion in development milestones if all products are registered in the licensed fields and is entitled to potentially receive up to $3.0 billion in commercial milestones based on “net sales” of vaccines in the various fields. In addition, the Company is eligible to receive a 40% net profit share for COVID-19 vaccine products and up to low double-digit royalties for vaccines for pandemic preparedness and against seasonal influenza as well as other infectious disease pathogens.

In evaluating the CSL Collaboration Agreement in accordance with ASC 606, the Company concluded that CSL Seqirus is a customer. The Company identified all promised goods/services within the CSL Collaboration Agreement, and when combining certain promised goods/services, the Company concluded that there are five distinct performance obligations. The nature of the performance obligations consists of the delivery of the vaccine license, research and development services for COVID-19 and non-COVID-19 vaccines and regulatory activities for COVID-19 vaccines. For each performance obligation, the Company estimated the standalone selling price based on 1) in the case of the license, the fair value using costs to recreate plus margin method and (2) in the case of research and development services and regulatory activities, cost plus margin for estimated full-time equivalent (“FTE”) costs, direct costs including laboratory supplies, contractors, and other out-of-pocket expenses for research and development services and regulatory activities.

As of March 31, 2026, the transaction price consisted of upfront consideration received and milestones achieved. Additional variable consideration was not included in the transaction price as of March 31, 2026, because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The vaccine license was recognized at the point in time it was transferred in 2022. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized in the first quarter of 2026 relates to the license delivered, milestones achieved and services performed through March 31, 2026.

Total deferred revenue as of March 31, 2026 and December 31, 2025 for the CSL Collaboration Agreement was $5.8 million and $6.2 million, respectively.

During 2023, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the Company agreed to sponsor and conduct a Phase 1 clinical study in the influenza field. As part of the amendment, the Company received $17.5 million from CSL Seqirus. The amendment also provides for up to $1.5 million in additional payments which are achievable upon meeting certain clinical milestones relating to the Phase 1 clinical study in the influenza field. The Company previously concluded that the expansion of research and development support services under the CSL Collaboration Agreement represented an option that was not a material right. Therefore, the Company concluded the promise to sponsor and conduct the Phase 1 clinical study is a separate contract and the sole performance obligation under the new arrangement. The performance obligation was fully satisfied during the 2025 period.

In March 2024, the Company entered into an amendment to the CSL Collaboration Agreement, pursuant to which the parties agreed to, among other things, adjust (i) the development plans for certain product candidates, (ii) various development milestones related to such product candidates, (iii) provisions of the CSL Collaboration Agreement related to specific royalty payments, (iv) provisions of the CSL Collaboration Agreement related to distributors, and (v) proprietary payment calculations related to the foregoing.

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

As of March 31, 2026, the remaining available funding net of revenue earned was $25.8 million.

Gates Foundation

During the three months ended March 31, 2026, the Company recognized $0.6 million of grant revenue related to cost reimbursement under two grants awarded by the Gates Foundation.

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

Unspent or uncommitted amounts remain deferred until the associated performance obligations are satisfied. As of March 31, 2026, deferred grant revenue related to these agreements totaled $1.8 million.

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

As of March 31, 2026 and December 31, 2025, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Other Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Research equipment	$14,732	$14,942
Computers and software	1,069	1,069
Office equipment and furniture	604	604
Leasehold improvements	2,612	2,612
Total	19,017	19,227
Less accumulated depreciation and amortization	(12,939)	(12,491)
Property and equipment, net	$6,078	$6,736

Depreciation and amortization expense was $0.7 million for the three months ended March 31, 2026, and $0.8 million for the three months ended March 31, 2025.

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued compensation	$5,491	$6,948
Cystic Fibrosis Foundation liability	6,060	6,394
Current portion of operating lease liabilities	4,307	4,214
Accrued facilities costs	1,120	1,400
Clinical trial accruals	631	399
Legal accrual	290	771
Other accrued research and development expenses	4,767	3,772
Total	$22,666	$23,898

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows:

(in thousands)	March 31, 2026	March 31, 2025
Cash and cash equivalents	$211,375	$216,948
Restricted cash	—	38,500
Non-current restricted cash	2,028	18,385
Total cash, cash equivalents and restricted cash	$213,403	$273,833

Restricted cash also includes cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord of the Company’s offices. As of March 31, 2026 and 2025, the Company had restricted cash of $2.0 million and $1.9 million, respectively, in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term.

Note 5. Stockholders’ Equity

Net Loss per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share as they were anti-dilutive totaled 0.1 million and 0.5 million for three months ended March 31, 2026 and March 31, 2025, respectively.

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

During the three months ended December 31, 2025, the Company sold 1,179,201 shares of its common stock pursuant to the Sales Agreement at a weighted‑average price of $10.38 per share, resulting in gross proceeds of approximately $12.2 million. After deducting offering costs of $0.5 million, the Company received net proceeds of approximately $11.7 million from these sales. In December 2025, the Company filed, and subsequently had declared effective, a replacement shelf registration statement on Form S‑3, which replaced the prior registration statement and continues to support the Sales Agreement. During the three months ended March 31, 2026 the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement.

Note 6. Share-Based Compensation Expense

In June 2024 at the Company’s 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increased the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 2,000,000 shares, for a total of up to 10,750,000 shares available for issuance. As of March 31, 2026, a total of 1,040,059 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders is not required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. Pursuant to the terms of the plan, shares underlying awards that are forfeited, cancelled, or terminated without issuance are returned to the share reserve. As of March 31, 2026, a total of 165,926 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Share-Based Compensation

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$2,448	$3,744
General and administrative	1,877	2,918
Total	$4,325	$6,662

Note 7. Income Taxes

The Company is subject to taxation in the United States and various state jurisdictions. The Company calculates its quarterly income tax provision using a forecasted annual effective tax rate and records discrete items in the period in which they arise. The primary difference between the Company’s effective tax rate and the federal statutory rate is attributable to federal and state income tax expense offset by a valuation allowance on the Company’s deferred tax assets.

The Company recorded negligible income tax expense for the three months ended March 31, 2026 and 2025. No tax benefit was recorded for losses incurred in the United States, as such losses are offset by a full valuation allowance.

Note 8. Commitments and Contingencies

Cystic Fibrosis Foundation Agreement

On September 25, 2023, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018 and August 1, 2019, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $24.6 million from approximately $15.6 million, and (ii) the Company agreed to incur at least $15.0 million toward activities under the research plan. During the fourth quarter of 2023, the Company received the full payment from CFF related to the amendment. For the three months ended March 31, 2026 and 2025, the Company recognized a contra expense of $0.3 million and $0.4 million, respectively, related to CFF. As of March 31, 2026 and December 31, 2025, $6.1 million and $6.4 million, respectively, remained in accrued liabilities.

Leases

In October 2017, the Company entered into a non-cancellable operating lease agreement for office space adjacent to its previously occupied headquarters. The commencement of the lease began in March 2018 and the lease extended for approximately 84 months from the commencement date with a remaining lease term through March 2025. In March 2024, the Company negotiated with the lessor to extend the lease through March 2027. Monthly rental payments are due under the lease and there are escalating rent payments during the term of the lease. The Company is also responsible for its proportional share of operating expenses of the building and common areas. In conjunction with the new lease, the Company received free rent for four months and received a tenant improvement allowance of $0.1 million. The Company entered into an irrevocable standby letter of credit with the landlord for a security deposit of $0.1 million upon executing the lease which is included (along with additional funds required to secure the letter of credit) in the balance of non-current restricted cash.

In December 2025, the Company vacated this office space with no intention of operating out of the location in the future. The Company remains obligated to make the remaining lease payments through March 2027. An impairment loss of $1.9 million was recorded for this lease in the year ended December 31, 2025.

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

Operating lease right-of-use assets and liabilities on the consolidated balance sheets represent the present value of remaining lease payments over the remaining lease terms. The Company does not allocate lease payments to non-lease components; therefore, payments for common-area-maintenance and administrative services are not included in the operating lease right-of-use assets and liabilities. The Company uses its incremental borrowing rate to calculate the present value of the lease payments, as the implicit rate in the lease is not readily determinable.

As of March 31, 2026, the remaining payments of the operating lease liabilities were as follows:

(in thousands)	Remaining Lease Payments
2026 (remainder of year)	3,978
2027	4,132
2028	3,822
2029	3,937
2030	4,055
Thereafter	7,758
Total remaining lease payments	27,682
Less: imputed interest	(3,695)
Total operating lease liabilities	$23,987
Weighted-average remaining lease term	6.2
Weighted-average discount rate	4.6%

Operating lease costs consist of the fixed lease payments included in operating lease liabilities and are recorded on a straight-line basis over the lease terms. Operating lease costs were $0.9 million and $1.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Note 9. Segment Information

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

The following table presents information about reported segment revenues, segment loss, and significant segment expenses:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenues	$2,061	$29,382
Less:
Research and development:
LUNAR-COVID	602	5,809
LUNAR-OTC	2,718	1,576
BARDA	324	2,481
LUNAR-CF, net	6,531	7,148
Early-stage programs	243	—
Discovery technologies	1,754	2,187
Payroll and benefits	7,619	13,043
Facilities and equipment	1,736	2,649
Total research and development	21,527	34,893
General and administrative	9,465	11,315
Other (1)	(1,967)	(2,750)
Net loss	$(26,964)	$(14,076)

(1) Primarily includes interest income.

Note 10. Related Party Transactions

Equity-method Investment - ARCALIS, Inc.

Investments for which the Company exercises significant influence but does not have control, are accounted for under the equity method. Equity-method investment activity is related to the Company's joint venture in ARCALIS, Inc. with Axcelead, Inc. The Company’s share of the investees’ results is presented as either income or loss from equity-method investees in the accompanying consolidated statements of operations and comprehensive loss. As of March 31, 2026, the carrying value of the equity-method investment in ARCALIS remained at zero.

Note 11. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three-month period ended March 31, 2026. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 3, 2026. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2025 Annual Report.

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

Our internal pipeline includes RNA therapeutic candidates to potentially treat ornithine transcarbamylase (OTC) deficiency and cystic fibrosis (CF), both rare diseases. In our vaccine program, we have partnered with CSL Seqirus, one of the world’s leading influenza vaccine providers, on the development and commercialization of mRNA vaccines for COVID-19, influenza and other infectious diseases. In CSL Limited’s half-year results presented on February 11, 2026, CSL Limited reported an accounting write-down of approximately $430 million attributable to our collaboration agreement with CSL Seqirus, citing declining COVID-19 disease burden and more onerous U.S. regulatory requirements.

Business Updates

Key Updates on Arcturus-Owned mRNA Therapeutic Development Candidates

•
LUNAR-CF/ARCT-032. LUNAR-CF (ARCT-032) is our mRNA therapeutic candidate for CF and it continues to progress in the clinic.

The ongoing Phase 2 clinical trial (NCT06747858) is an open-label, multiple ascending dose study to assess safety and efficacy of ARCT-032 in CF adults who do not benefit from current CFTR modulators, including those with Class I null mutations. The study initiated dosing in the U.S. in December 2024 and enrollment and dosing have completed for the initial three cohorts. Each participant received daily inhaled treatments of ARCT-032 at doses of 5 mg, 10 mg, or 15 mg for 28 days.

The treatment was generally safe and well tolerated. Bronchospasm was not reported in these participants, either with or without pretreatment with a bronchodilator. Treatment-related AEs that were identified in the single-dose Phase 1 study were also observed in some participants for the first few doses but ceased with continued dosing. Two subjects experienced SAEs after the dosing period that were unrelated to ARCT-032, and the safety review committee approved the study to proceed. After amending the protocol, a fourth cohort of up to 20 subjects began enrolling in March 2026. The fourth cohort will monitor 10 mg daily dosing over 12 weeks for safety and evidence of early clinical benefits.

•
LUNAR-OTC/ARCT-810. The LUNAR-OTC development program addresses ornithine transcarbamylase (OTC) deficiency, a rare, life-threatening, genetic disease caused by mutations in the OTC gene that lead to dysfunctional or deficient OTC.

We continue to enroll participants in the open-label multiple ascending dose Phase 2 study of ARCT-810. The study evaluates safety and pharmacodynamics in adult and adolescent patients requiring clinical management for OTC-deficiency.

In March 2026, we held a type C meeting with the FDA to discuss our plans for a proposed future pediatric study. The FDA provided a path forward toward a pivotal pediatric study that would require us to collect additional exploratory data to establish the optimal dose and therapeutic effect. The FDA also advised scheduling an End-of-Phase 2 (EOP2) meeting to discuss the pivotal study design, including the use of biomarkers.

Vaccine Collaboration with CSL Seqirus

In November 2022, we entered into a Collaboration and License Agreement (as amended, the “CSL Collaboration Agreement”) with Seqirus, Inc. (“CSL Seqirus”), a part of CSL Limited, and one of the world’s leading influenza vaccine providers, for global exclusive rights to research, develop, manufacture and commercialize self-amplifying mRNA vaccines against COVID-19, influenza and other infectious diseases and global non-exclusive rights to pandemic pathogens.

Meiji has launched in Japan the two-dose vial of KOSTAIVE updated for the JN.1 variant XEC in August 2025, following approval from Japan’s Pharmaceuticals and Medical Devices Agency (PMDA).

Marketing Authorization Application filing of KOSTAIVE in United Kingdom

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Report and our audited financial statements and related notes for the year ended December 31, 2025. Our historical results of operations and the year-to-year comparisons of our results of operations that follow are not necessarily indicative of future results.

Revenue

We enter into arrangements with pharmaceutical and biotechnology partners and government agencies that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise and exclusivity fees and royalties on future sales. The following table summarizes our total revenues for the periods indicated:

	Three Months Ended March 31,		Change 2026 vs 2025
(in thousands)	2026	2025	Change	%
Collaboration revenue	$610	$25,477	$(24,867)	-98%
Grant revenue	1,451	3,905	(2,454)	-63%
Total	$2,061	$29,382	$(27,321)	-93%

Revenue decreased by $27.3 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decline was primarily driven by lower revenue recognized under the CSL collaboration, reflecting reduced supply agreement revenue and decreased amortization of deferred revenue as KOSTAIVE transitions from development to the commercial phase. Revenue also decreased due to lower grant revenue, primarily related to our agreement with BARDA, partially offset by increased grant revenue from the Gates Foundation.

Operating Expenses

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended March 31,		Change 2026 vs 2025
(in thousands)	2026	2025	$ change	% change
Operating expenses:
Research and development, net	$21,527	$34,893	$(13,366)	-38%
General and administrative	9,465	11,315	(1,850)	-16%
Total	$30,992	$46,208	$(15,216)	-33%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended March 31,		Change 2026 vs 2025
(in thousands)	2026	2025	$ change	% change
LUNAR-COVID	$602	$5,809	$(5,207)	-90%
LUNAR-OTC	2,718	1,576	1,142	72%
BARDA	324	2,481	(2,157)	-87%
LUNAR-CF, net	6,531	7,148	(617)	-9%
Early-stage programs	243	-	243	*
Discovery technologies	1,754	2,187	(433)	-20%
Payroll and benefits	7,619	13,043	(5,424)	-42%
Facilities and equipment	1,736	2,649	(913)	-34%
Total research and development expenses, net	$21,527	$34,893	$(13,366)	-38%

Our research and development expenses consist primarily of external manufacturing costs, in-vivo research studies and clinical trials performed by contract research organizations, clinical and regulatory consultants, personnel related expenses, facility related expenses and laboratory supplies related to conducting research and development activities.

Research and development expenses were $21.5 million for the three months ended March 31, 2026, compared with $34.9 million for the three months ended March 31, 2025. The decrease was primarily driven by lower manufacturing costs expenses related to LUNAR-COVID and BARDA, as well as reduced clinical trial expenses associated with the LUNAR-COVID program. Additional decreases were attributable to lower payroll and benefits costs associated with lower stock‑based compensation expense and a reduction in headcount. These reductions were partially offset by higher manufacturing costs related to LUNAR-OTC.

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

Payroll and benefits primarily consists of employee salaries and benefits, share-based compensation and consultant costs. We expect that payroll and benefits costs will not increase over the next twelve months.

Facilities and equipment expenses include rent, common area maintenance (“CAM”) costs, depreciation, shipping costs and various other costs related to the operation of our two office and laboratory locations. We expect that facilities and equipment expenses will not increase over the next twelve months.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits for our executive, administrative and accounting functions and professional service fees for legal and accounting services as well as other general and administrative expenses.

General and administrative expenses were $9.5 million for the three months ended March 31, 2026, compared with $11.3 million for the three months ended March 31, 2025. The decrease was primarily due to reduced share-based compensation expense as well as reduced payroll and benefits associated with reductions in headcount.

Finance income, net

	Three Months Ended March 31,		Change 2026 vs 2025
(in thousands)	2026	2025	$ change	% change
Interest income	$1,932	$2,771	$(839)	-30%

Interest income is generated on the Company’s cash and cash equivalents. The decrease in interest income for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to lower interest rates and a reduced cash balance.

Off-balance sheet arrangements

Through March 31, 2026, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended March 31, 2026, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements and government contracts, the sale of capital stock and long-term debt. Through the first quarter of 2026, we have achieved a total of approximately $514.1 million in upfront payments and milestones from CSL Seqirus. As of March 31, 2026, the Company’s balance of cash and cash equivalents, including restricted cash, was $213.4 million.

CSL Seqirus, Inc. Collaboration and License Agreement

In 2022, we entered into the CSL Collaboration Agreement with CSL Seqirus, a part of CSL Limited, one of the world’s leading influenza vaccine providers, for the global exclusive rights to research, develop, manufacture and commercialize mRNA vaccines.

CSL Seqirus received exclusive global rights to our technology for vaccines against SARS-CoV-2 (COVID-19), influenza and other infectious diseases with non-exclusive rights to pandemic pathogens. We received an up-front payment of $200.0 million during the fourth quarter of 2022. We will be eligible to receive development milestones totaling more than $1.3 billion if all products are registered in the licensed fields. We will also be entitled to receive up to $3.0 billion in commercial milestones based on “net sales” of vaccines in the various fields.

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

Grant from the Biomedical Advanced Research and Development Authority

On August 31, 2022, we entered into a cost reimbursement contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (“HHS”) to support the development of a low-dose pandemic influenza candidate based on our proprietary self-amplifying messenger RNA-based vaccine platform. The BARDA Contract is to support our non-clinical and pre-clinical development, early-stage clinical development through Phase 1, and associated drug product manufacturing, regulatory and quality-assurance activities over a period of three years. It provides for reimbursement by BARDA of our permitted costs up to $63.2 million. As of March 31, 2026, the remaining available funding net of revenue earned was $25.8 million.

Wells Fargo Credit Agreement

In December 2025, the Company terminated its revolving credit agreement with Wells Fargo. No amounts were outstanding at termination. Accordingly, the Company had no debt outstanding as of March 31, 2026, and cash previously pledged as collateral is no longer classified as restricted cash.

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

Overview

The following table shows a summary of our cash flows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$(19,441)	$(35,138)
Investing activities	34	(137)
Financing activities	16	15,195
Net decrease in cash and restricted cash	$(19,391)	$(20,080)

Operating Activities

Net cash used in operating activities was $19.4 million for the three months ended March 31, 2026, compared to $35.1 million for the three months ended March 31, 2025. The decrease in cash outflows was primarily driven by improved collections in accounts receivable. It was also impacted by more favorable changes in deferred revenue. These factors were partially offset by a higher net loss and a reduction in non-cash stock-based compensation.

Investing Activities

Net cash provided by investing activities was nominal for the three months ended March 31, 2026, compared with net cash used of $0.1 million for the three months ended March 31, 2025. Activity in both periods primarily reflected the purchase and sale of property and equipment.

Financing Activities

Net cash provided by financing activities was nominal for the three months ended March 31, 2026, compared to $15.2 million for the three months ended March 31, 2025. The decrease in cash inflows was primarily driven by borrowings under the Company’s line of credit in the prior year period, with no comparable activity in the current year period.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP. As such, we make certain estimates, judgments and assumptions that we believe are reasonable, based upon information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our reported results of operations and financial condition. We describe our significant accounting policies more fully in Note 2 to our consolidated financial statements for the year ended December 31, 2025 included in the 2025 Annual Report.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2025 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, and our principal financial and accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level for the period covered by this report.

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

On September 23, 2025, we filed a lawsuit against AbbVie Inc., Capstan Therapeutics, Inc. and other defendants in the United States District Court for the Southern District of California, asserting claims for trade secret misappropriation and breach of contract. The defendants filed a motion to discuss the complaint in December 2025, and we filed an opposition to that motion in January 2026. On March 30, 2026, the Court denied in part and granted in part the motion to dismiss. The Court gave us leave to amend on the points where it granted the motion. We filed an Amended Complaint on April 13, 2026, against the same defendants and asserting the same claims.

On May 30, 2025, we initiated an arbitration against CSL Seqirus before the International Chamber of Commerce, seeking payment of a milestone under the CSL Collaboration Agreement based on the European Commission’s grant of marketing authorization for a presentation of KOSTAIVE® in the European Union. On July 25, 2025, CSL Seqirus submitted an Answer in the arbitration contending that it does not have a current obligation to pay the milestone. On March 27, 2026, we submitted our Statement of Claim. The arbitration is ongoing with a hearing scheduled to occur in the third quarter of 2026.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which we strongly encourage you to review. Except as disclosed below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Commission on March 3, 2026.

Geopolitical risks associated with ongoing wars and armed conflicts could have an adverse impact on our business, financial condition and results of operations, including our clinical trials.

Geopolitical developments related to ongoing global conflicts and tensions are sources of uncertainty and risk, and may cause disruptions to global or regional markets, supply chains or operations in applicable regions, including those related to conflicts in the Middle East. We have and may continue to evaluate and engage in activities, including engagement of clinical sites, in the Middle East. Conflicts in the Middle East could disrupt operations of companies doing business in the region, including in Israel. Any significant changes in the political, economic, financial, competitive, legal and regulatory or reimbursement conditions where we conduct, or plan to expand, our international operations may have a material impact on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

10.6***

Amendment No. 2 to Letter Agreement, by and between Arcturus Therapeutics, Inc. and the Cystic Fibrosis Foundation, dated August 1, 2019. Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2019.

10.7***

License Agreement, by and between Arcturus Therapeutics, Inc., as successor-in-interest to Marina Biotech, Inc., and Protiva Biotherapeutics Inc., dated as of November 28, 2012. Incorporated by reference to Exhibit 4.14 to Form 20-F/A filed on July 10, 2018 (File No. 001-35932).

10.8***

Amended and Restated Joint Venture, Research Collaboration and License Agreement, dated as of July 14, 2018 by and between Arcturus Therapeutics, Inc. and Providence Therapeutics, Inc. Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 10, 2019 (File No. 001-35932).

10.9***

Lease Agreement, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated October 4, 2017. Incorporated by reference to Exhibit 4.6 to Form 20-F filed on May 14, 2018 (File No. 001-35932).

10.10***

First Amendment to Lease Agreement, by and between Arcturus Therapeutics Holdings Inc. and ARE-SD Region No. 44, LLC dated February 1, 2020. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.11***

Acceptance Letter, dated March 4, 2020, by and between Arcturus Therapeutics Holdings Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020 (File No. 001-38942).

10.12***

Manufacturing Support Agreement, dated November 7, 2020, by and between Arcturus Therapeutics Holdings Inc. and the Economic Development Board of Singapore. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on November 9, 2020 (File No. 001-38942).

10.13†	2020 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.3 to Form S-8 filed on August 5, 2020 (File No. 333-240392).

10.14

Second Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated November 13, 2020. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2020 (File No. 001-38942).

10.15

Third Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated February 25, 2021. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2020 (File No. 001-38942).

10.16†	Arcturus Therapeutics Holdings Inc. Severance Policy for Executives. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021 (File No. 001-38942).

10.17†	Employment Agreement, dated as of June 13, 2019, between the Company and Joseph Payne. Incorporated by reference to Exhibit 10.1 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942)

10.18†	Employment Agreement, dated as of June 13, 2019, between the Company and Andy Sassine. Incorporated by reference to Exhibit 10.2 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942).

10.19†	Employment Agreement, dated as of June 13, 2019, between the Company and Dr. Padmanabh Chivukula. Incorporated by reference to Exhibit 10.3 to Form 8-K12B filed on June 14, 2019 (File No. 001-38942).

10.20†	2021 Inducement Equity Incentive Plan. Incorporated by reference to Exhibit 4.1 to Form S-8 filed on October 20, 2021 (File No. 333-260391).

10.21	Lease, by and between Arcturus Therapeutics, Inc. and TPSC IX, LLC, dated September 29, 2021. Incorporated by reference to Exhibit 10.35 to Form 10-Q filed on November 9, 2021 (File No. 001-38942).

10.22

Technology License and Technical Support Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiotech Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

10.23

Framework Drug Substance Supply Agreement, signed July 29, 2021 and effective July 30, 2021, by and between Arcturus Therapeutics, Inc. and Vinbiotech Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed on August 10, 2021 (File No. 001-38942).

10.24†	Amended and Restated 2019 Omnibus Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 14, 2024 (File No. 001-38942).

10.25***

Study Support Agreement effective October 31, 2022, by and between Arcturus Therapeutics, Inc. and Vinbiocare Research and Manufacture Joint Stock Company. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 4, 2022 (File No. 001-38942).

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

10.28***

Manufacturing Support Agreement Termination Letter, dated March 23, 2023, by and between Arcturus Therapeutics, Inc. and the Economic Development of Singapore. Incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K filed on March 29, 2023 (File No. 001-38942).

10.29***

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

10.32***

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

10.34***

First Amendment to Credit Agreement and First Amendment to Revolving Line of Credit, dated June 26, 2024, by and between Arcturus Therapeutics, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.35 to Quarterly Report on Form 10-Q filed on August 5, 2024 (File No. 001-38942).

10.35

Fifth Amendment to Lease, by and between Arcturus Therapeutics, Inc. and ARE-SD Region No. 44, LLC, dated July 12, 2024. Incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-Q filed on November 7, 2024 (File No. 001-38942).

10.36

Separation Agreement and General Release between Arcturus Therapeutics Holdings Inc. and Andy Sassine dated December 11, 2025. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 15, 2025 (File No. 001-38942).

10.37

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

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: May 7, 2026	By:	/s/ Joseph Roberts
Joseph Roberts
Interim Principal Finance and Accounting Officer, Controller