Form 10-Q
period 2026-06-30
Arcturus Therapeutics Holdings Inc.
filed 2026-08-06
CIK 1768224

cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 28,423,069 shares of voting common stock outstanding.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference herein may contain express or implied “forward-looking statements” within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report. Except as required by law, Arcturus assumes no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

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
•
our compliance, and ability to remain in compliance, with the requirements of our collaboration agreements, our ability to prevail in any disputes regarding such collaboration agreements, and our ability to enter into new collaboration agreements with strategic counterparties;
•
the status of development activities of the LUNAR-COVID and LUNAR-FLU programs, and the other infectious disease programs;
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
•
our ability to continue as a going concern; and
•
the accuracy of our estimates regarding future expenses, future revenues, cash flows, capital requirements, need for additional financing, and possible sources of revenue.

These and other forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. In addition, historic results of scientific research, preclinical and clinical trials do not guarantee that future research or trials will suggest the same conclusions, nor that historic results referred to herein will be interpreted in the same manner due to additional research, preclinical and clinical trial results or otherwise. The forward-looking statements contained in this Quarterly Report are subject to risks and uncertainties, including those discussed in our other filings with the United States Securities and Exchange Commission (the “Commission”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof unless specifically stated otherwise. Although Arcturus currently believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(in thousands, except par value information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$191,483	$230,909
Accounts receivable	1,813	5,564
Prepaid expenses and other current assets	3,865	4,973
Total current assets	197,161	241,446
Property and equipment, net	5,363	6,736
Operating lease right-of-use assets, net	19,758	21,081
Non-current restricted cash	2,028	1,885
Total assets	$224,310	$271,148
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,414	$4,235
Accrued liabilities	22,846	23,898
Deferred revenue	6,276	8,246
Total current liabilities	33,536	36,379
Operating lease liabilities, net of current portion	18,966	20,784
Total liabilities	52,502	57,163
Stockholders’ equity
Common stock, $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 28,423 at June 30, 2026 and 28,414 at December 31, 2025	28	28
Additional paid-in capital	737,119	728,547
Accumulated deficit	(565,339)	(514,590)
Total stockholders’ equity	171,808	213,985
Total liabilities and stockholders’ equity	$224,310	$271,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue:
Collaboration revenue	$880	$24,510	$1,490	$49,987
Grant revenue	2,079	3,791	3,530	7,696
Total revenue	2,959	28,301	5,020	57,683
Operating expenses:
Research and development, net	17,515	29,579	39,042	64,471
General and administrative	10,989	10,338	20,454	21,654
Total operating expenses	28,504	39,917	59,496	86,125
Loss from operations	(25,545)	(11,616)	(54,476)	(28,442)
Finance income, net	1,819	2,567	3,751	5,339
Other expense	(59)	(127)	(24)	(149)
Net loss before income taxes	(23,785)	(9,176)	(50,749)	(23,252)
Provision for income taxes	—	4	—	4
Net loss	$(23,785)	$(9,180)	$(50,749)	$(23,256)
Net loss per share, basic and diluted	$(0.84)	$(0.34)	$(1.79)	$(0.86)
Weighted-average shares outstanding, basic and diluted	28,423	27,129	28,422	27,118
Comprehensive loss:
Net loss	$(23,785)	$(9,180)	$(50,749)	$(23,256)
Comprehensive loss	$(23,785)	$(9,180)	$(50,749)	$(23,256)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2025	28,414	$28	$728,547	$(514,590)	$213,985
Net loss	—	—	—	(26,964)	(26,964)
Share-based compensation expense	—	—	4,325	—	4,325
Issuance of common stock upon exercise of stock options	9	—	16	—	16
Balance – March 31, 2026	28,423	$28	$732,888	$(541,554)	$191,362
Net loss	—	—	—	(23,785)	(23,785)
Share-based compensation expense	—	—	4,231	—	4,231
Balance – June 30, 2026	28,423	$28	$737,119	$(565,339)	$171,808

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2024	27,096	$27	$689,758	$(448,807)	$240,978
Net loss	—	—	—	(14,076)	(14,076)
Share-based compensation expense	—	—	6,662	—	6,662
Issuance of common stock upon exercise of stock options	25	—	195	—	195
Balance – March 31, 2025	27,121	$27	$696,615	$(462,883)	$233,759
Net loss	—	—	—	(9,180)	(9,180)
Share-based compensation expense	—	—	6,200	—	6,200
Issuance of common stock upon exercise of stock options	27	—	274	—	274
Balance – June 30, 2025	27,148	$27	$703,089	$(472,063)	$231,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating activities
Net loss	$(50,749)	$(23,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,301	1,580
Share-based compensation expense	8,556	12,862
Gain on sale of equipment	(52)	—
Foreign currency transaction loss	8	149
Loss on disposal of property and equipment	72	—
Changes in assets and liabilities:
Accounts receivable	3,751	(13,230)
Prepaid expense and other assets	1,108	4,145
Right-of-use assets	1,323	1,880
Accounts payable	179	3,429
Accrued liabilities	(1,060)	(14,301)
Deferred revenue	(1,970)	(12,086)
Lease liabilities	(1,818)	(2,065)
Net cash used in operating activities	(39,351)	(40,893)
Investing activities
Acquisition of property and equipment	—	(137)
Proceeds from sale of equipment	52	—
Net cash provided by (used in) investing activities	52	(137)
Financing activities
Proceeds from exercise of stock options	16	469
Proceeds from debt	—	15,000
Payments on debt obligations	—	(15,000)
Net cash provided by financing activities	16	469
Net decrease in cash, cash equivalents and restricted cash	(39,283)	(40,561)
Cash, cash equivalents and restricted cash at beginning of the period	232,794	293,913
Cash, cash equivalents and restricted cash at end of the period	$193,511	$253,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Arcturus Therapeutics Holdings Inc. (the “Company” or "Arcturus") is a messenger RNA medicines company focused on the development of liver and respiratory rare disease therapeutics. Arcturus became a clinical stage company in 2020 when it announced that its Investigational New Drug (“IND”) application for ornithine transcarbamylase (“OTC”) deficiency and its Clinical Trial Application (“CTA”) for candidate LUNAR-COVID were approved by applicable health authorities. In 2023, our COVID-19 vaccine, ARCT-154 (also referred to as KOSTAIVE®), received marketing authorization approval in Japan for adults 18 years and older, and in September 2024 KOSTAIVE became the world’s first approved and commercially available self-amplifying RNA (sa-mRNA) vaccine.

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

The following table presents changes during the six months ended June 30, 2026 in the balances of contract assets and liabilities as compared to what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

(in thousands)	December 31, 2025	Additions	Deductions	June 30, 2026
Contract Assets:
Accounts receivable	$5,564	$3,111	$(6,862)	$1,813
Contract Liabilities:
Deferred revenue	$8,246	$3,050	$(5,020)	$6,276

The following table summarizes the Company’s revenues for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Collaboration Revenue:
CSL Seqirus	$874	$24,427	$1,484	$49,900
Other collaboration revenue	6	83	6	87
Total collaboration revenue	$880	$24,510	$1,490	$49,987
Grant revenue:
BARDA	$1,369	$3,791	$2,259	$7,696
Gates Foundation	710	—	1,271	—
Total grant revenue	$2,079	$3,791	$3,530	$7,696

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

The Company received a $200.0 million upfront payment under the arrangement.

In evaluating the CSL Collaboration Agreement in accordance with ASC 606, the Company concluded that CSL Seqirus is a customer. The Company identified all promised goods/services within the CSL Collaboration Agreement, and when combining certain promised goods/services, the Company concluded that there are five distinct performance obligations.

As of June 30, 2026, the transaction price consisted of upfront consideration received and milestones achieved. Additional variable consideration was not included in the transaction price as of June 30, 2026, because the Company could not conclude that it is probable that including the variable consideration will not result in a significant revenue reversal.

The Company allocated the transaction price to the performance obligations in proportion to their standalone selling price. The vaccine license was recognized at the point in time it was transferred in 2022. The research and development and regulatory activities performance obligations are recognized over a period of time based on the percentage of services rendered using the input method, meaning actual costs incurred divided by total costs budgeted to satisfy the performance obligation. Any consideration related to sales-based royalties will be recognized when the amounts are probable of non-reversal, provided that the reported sales are reliably measurable and the Company has no remaining promised goods/services, as they are constrained and therefore have also been excluded from the transaction price. The revenue recognized during the six months ended June 30, 2026 relates to services performed through June 30, 2026.

Total deferred revenue as of June 30, 2026 and December 31, 2025 for the CSL Collaboration Agreement was $5.2 million and $6.2 million, respectively.

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

As of June 30, 2026, the Company and CSL Seqirus were in discussions regarding termination of the CSL Collaboration Agreement and had reached an understanding on the principal commercial terms; however, the CSL Collaboration Agreement had not been terminated as of June 30, 2026. Accordingly, the Company continued to account for the CSL Collaboration Agreement in accordance with its existing terms through June 30, 2026. On August 3, 2026, the Company entered into a Termination and Settlement Agreement (the “Termination Agreement”) with CSL Seqirus. See “Note 11 Subsequent Events” for additional information.

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

As of June 30, 2026, the remaining available funding net of revenue earned was $24.6 million.

Gates Foundation

The Company recognized grant revenue related to cost reimbursement under two grants awarded by the Gates Foundation.

The grants support development of (i) a therapeutic HPV vaccine candidate and (ii) durability assessments of self-amplifying mRNA COVID-19 vaccine platforms. Grant funding is conditional upon achievement of defined milestones and submission of periodic progress and financial reports. Revenue is recognized when qualifying costs, including employee full-time equivalent (“FTE”) labor and related expenses, are incurred in accordance with the terms of each agreement.

Unspent or uncommitted amounts remain deferred until the associated performance obligations are satisfied. As of June 30, 2026, deferred grant revenue related to these agreements totaled $1.1 million.

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

As of June 30, 2026 and December 31, 2025, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Other Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Research equipment	$14,291	$14,942
Computers and software	948	1,069
Office equipment and furniture	402	604
Leasehold improvements	2,600	2,612
Total	18,241	19,227
Less accumulated depreciation and amortization	(12,878)	(12,491)
Property and equipment, net	$5,363	$6,736

Depreciation and amortization expense was $0.6 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively.

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued compensation	$7,763	$6,948
Cystic Fibrosis Foundation liability	5,882	6,394
Current portion of operating lease liabilities	3,967	4,214
Accrued facilities costs	840	1,400
Clinical trial accruals	851	399
Legal accrual	131	771
Other accrued research and development expenses	3,412	3,772
Total	$22,846	$23,898

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows:

(in thousands)	June 30, 2026	June 30, 2025
Cash and cash equivalents	$191,483	$196,467
Restricted cash	—	55,000
Non-current restricted cash	2,028	1,885
Total cash, cash equivalents and restricted cash	$193,511	$253,352

Restricted cash includes cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord of the Company’s offices. As of June 30, 2026 and 2025, the Company had restricted cash of $2.0 million and $1.9 million, respectively, in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term. As of June 30, 2025, restricted cash also included $55.0 million pledged as collateral pursuant to the Company's former security agreement with Wells Fargo Bank, National Association, which was terminated in December 2025.

Note 5. Stockholders’ Equity

Net Loss per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share as they were anti-dilutive totaled 0.1 million and 0.1 million for three and six months ended June 30, 2026, respectively, and 0.3 million and 0.4 million for the three and six months ended June 30, 2025, respectively.

Sales Agreement

On December 23, 2022, the Company entered into a Controlled Equity Offering℠ Sales Agreement, which was amended on August 7, 2023 (as amended, the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Wells Fargo Securities, LLC (“Wells Fargo Securities”), and William Blair & Company, L.L.C. (“William Blair”) relating to shares of the Company's common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $200 million from time to time through Cantor, Wells Fargo Securities, or William Blair, each acting as the Company's sales agent.

During the three months ended December 31, 2025, the Company sold 1,179,201 shares of its common stock pursuant to the Sales Agreement at a weighted-average price of $10.38 per share, resulting in gross proceeds of approximately $12.2 million. After deducting offering costs of $0.5 million, the Company received net proceeds of approximately $11.7 million from these sales. In December 2025, the Company filed, and subsequently had declared effective, a replacement shelf registration statement on Form S‑3, which replaced the prior registration statement and continues to support the Sales Agreement. During the six months ended June 30, 2026, the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement.

Note 6. Share-Based Compensation Expense

In June 2024 at the Company’s 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increased the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 2,000,000 shares, for a total of up to 10,750,000 shares available for issuance. As of June 30, 2026, a total of 938,497 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders is not required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. Pursuant to the terms of the plan, shares underlying awards that are forfeited, cancelled, or terminated without issuance are returned to the share reserve. As of June 30, 2026, a total of 165,926 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Share-Based Compensation

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$2,342	$3,328	$4,790	$7,072
General and administrative	1,889	2,872	3,766	5,790
Total	$4,231	$6,200	$8,556	$12,862

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

The Company recorded negligible income tax expense for the three and six months ended June 30, 2026 and 2025. No tax benefit was recorded for losses incurred in the United States, as such losses are offset by a full valuation allowance.

Note 8. Commitments and Contingencies

Cystic Fibrosis Foundation Agreement

On September 25, 2023, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018 and August 1, 2019, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $24.6 million from approximately $15.6 million, and (ii) the Company agreed to incur at least $15.0 million toward activities under the research plan. During the fourth quarter of 2023, the Company received the full payment from CFF related to the amendment. Total contra expense recognized was $0.2 million and $0.5 million for the three and six months ended June 30, 2026 respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, $5.9 million and $6.4 million, respectively, remained in accrued liabilities.

Thermo Fisher Agreement

In June 2026, the Company entered into a series of agreements with Thermo Fisher Scientific Inc. (“Thermo Fisher”) and certain of Thermo Fisher’s affiliates to establish a strategic collaboration for the provision of contract development and manufacturing organization (“CDMO”) and contract research organization (“CRO”) services in connection with the development of ARCT-032, our investigational mRNA therapeutic for cystic fibrosis (“CF”). Under the agreement, Thermo Fisher has agreed to provide qualifying clinical manufacturing services with an aggregate value of up to $40.0 million. Upon the Company's decision to advance ARCT-032 into Phase 3 clinical development, the Company has agreed to engage Thermo Fisher's affiliate, PPD, Inc. (“PPD”), to perform qualifying clinical research organization ("CRO") services for an aggregate value of up to $40.0 million for the Phase 3 clinical trial and related open-label extension study.

The agreement also contemplates that, following regulatory approval of ARCT-032 and subject to execution of a future commercial supply agreement and Thermo Fisher's continued ability to manufacture ARCT-032 in compliance with applicable regulatory requirements, Thermo Fisher would receive certain exclusive commercial manufacturing rights. As of June 30, 2026, no commercial supply agreement had been executed and no amounts had been recognized related to these provisions.

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

As of June 30, 2026, the remaining payments of the operating lease liabilities were as follows:

(in thousands)	Remaining Lease Payments
2026 (remainder of year)	2,652
2027	4,132
2028	3,822
2029	3,937
2030	4,055
Thereafter	7,758
Total remaining lease payments	26,356
Less: imputed interest	(3,423)
Total operating lease liabilities	$22,933
Weighted-average remaining lease term	6.0
Weighted-average discount rate	4.6%

Operating lease costs consist of the fixed lease payments included in operating lease liabilities and are recorded on a straight-line basis over the lease terms. Operating lease costs were $0.9 million and $1.9 million for the three and six months ended June 30, 2026, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2025, respectively.

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

The following table presents information about reported segment revenues, segment loss, and significant segment expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues	$2,959	$28,301	$5,020	$57,683
Less:
Research and development:
LUNAR-COVID	391	3,831	993	9,640
LUNAR-OTC	1,870	2,901	4,588	4,477
BARDA	642	2,459	966	4,941
LUNAR-CF, net	2,593	4,629	9,124	11,777
Early-stage programs	92	167	335	164
Discovery technologies	1,341	2,439	3,095	4,627
Payroll and benefits	8,731	10,611	16,350	23,654
Facilities and equipment	1,855	2,542	3,591	5,191
Total research and development	17,515	29,579	39,042	64,471
General and administrative	10,989	10,338	20,454	21,654
Other (1)	(1,760)	(2,436)	(3,727)	(5,186)
Net loss	$(23,785)	$(9,180)	$(50,749)	$(23,256)

(1) Primarily includes interest income.

Note 10. Related Party Transactions

Equity-method Investment - ARCALIS, Inc.

Investments for which the Company exercises significant influence but does not have control, are accounted for under the equity method. Equity-method investment activity is related to the Company's joint venture in ARCALIS, Inc. with Axcelead, Inc. The Company’s share of the investees’ results is presented as either income or loss from equity-method investees in the accompanying consolidated statements of operations and comprehensive loss. As of June 30, 2026, the carrying value of the equity-method investment in ARCALIS remained at zero.

Note 11. Subsequent Events

On August 3, 2026, the Company entered into the Termination Agreement with CSL Seqirus pursuant to which the Company and CSL Seqirus mutually terminated the CSL Collaboration Agreement, effective as of such date. Under the Termination Agreement, the Company received a one-time cash payment of $12.0 million from CSL Seqirus. In addition, the Company was released from a liability and from repayment of an R&D credit with an aggregate value of approximately $16.0 million.

As a result of the termination, the Company regained strategic control of its vaccine portfolio, including KOSTAIVE® and its vaccine programs for seasonal influenza, pandemic influenza, respiratory syncytial virus (“RSV”) and Epstein-Barr virus (“EBV”), subject to ongoing arrangements with Meiji Seika Pharma (“Meiji”) for the Northern Hemisphere 2026-2027 season, which is expected to end on or around June 30, 2027. Beginning with the Northern Hemisphere 2027–2028 season, the Company expects to work directly with Meiji for KOSTAIVE® activities in Japan.

Arcturus is obligated to pay CSL Seqirus single-digit royalties and revenue-sharing payments on our future commercialization of vaccine products formerly licensed under the CSL Collaboration Agreement and successor products, where certain CSL Seqirus intellectual property is incorporated into such products, subject to agreed terms and conditions and applicable time limitations. With respect to certain of the vaccine products, Arcturus is obligated to pay a percentage of upfront payments received from future licensees up to pre-agreed amounts.

As a result of the termination, the Company expects deferred revenue from CSL Seqirus of approximately $5.2 million associated with remaining performance obligations under the CSL Collaboration Agreement to be recognized during the third quarter of 2026.

In connection with the termination, the parties agreed to dismiss the arbitration and exchanged mutual releases of claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three and six months ended June 30, 2026. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 3, 2026. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2025 Annual Report.

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

Our internal pipeline includes RNA therapeutic candidates to potentially treat ornithine transcarbamylase (OTC) deficiency and cystic fibrosis (CF), both rare diseases. In our vaccine program, following termination of the CSL Collaboration Agreement, we regained strategic control of KOSTAIVE® and our broader vaccine portfolio, subject to ongoing arrangements with Meiji in Japan for the Northern Hemisphere 2026-2027 season.

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

The treatment was generally safe and well tolerated. Bronchospasm was not reported in these participants, either with or without pretreatment with a bronchodilator. Treatment-related AEs that were identified in the single-dose Phase 1 study were also observed in some participants for the first few doses but ceased with continued dosing. Two subjects experienced SAEs after the dosing period that were unrelated to ARCT-032, and the safety review committee approved the study to proceed. After amending the protocol, a fourth cohort of up to 20 subjects began enrolling in March 2026 and continues to advance with active screening and enrollment in the United States and Israel. The fourth cohort was initiated with 10 mg administered once daily via inhalation over a 12-week period to better assess longer term safety, tolerability and early evidence of clinical efficacy.

•
LUNAR-OTC/ARCT-810. The LUNAR-OTC development program addresses ornithine transcarbamylase (OTC) deficiency, a rare, life-threatening, genetic disease caused by mutations in the OTC gene that lead to dysfunctional or deficient OTC.

We have completed enrollment in the open-label multiple ascending dose Phase 2 study of ARCT-810 and all enrolled subjects have completed study drug dosing. The study evaluates safety and pharmacodynamics in adult and adolescent patients requiring clinical management for OTC deficiency. We continue to evaluate supplementary data to inform regulatory discussions and preparation for an End-of-Phase 2 meeting regarding the potential path forward across adult and pediatric development.

Thermo Fisher Agreement

On June 26, 2026, we entered into a series of agreements with Thermo Fisher Scientific Inc. (“Thermo Fisher”) and certain of Thermo Fisher’s affiliates to establish a strategic collaboration for the provision of contract development and manufacturing organization (“CDMO”) and contract research organization (“CRO”) services in connection with the development of ARCT-032, our investigational mRNA therapeutic for cystic fibrosis (“CF”). The collaboration is structured through (i) a Master Services Agreement (the “Thermo Fisher MSA”) between Thermo Fisher and Arcturus and (ii) a Project Addendum for Development Services between Patheon UK Limited, a Thermo Fisher affiliate (“Patheon”), and Arcturus (the “Project Agreement”).

Master Services Agreement

The Thermo Fisher MSA establishes the framework under which Thermo Fisher and its affiliates will provide CRO and CDMO services to Arcturus from time to time pursuant to the Project Agreement and any additional individual project addendums. CRO services will be provided through PPD, Inc., Thermo Fisher’s affiliated contract research organization (“PPD”), and CDMO services will be provided through Thermo Fisher’s Pharma Services division. Under the Thermo Fisher MSA, Thermo Fisher will contribute up to $40 million of clinical manufacturing services for ARCT-032, and Arcturus will engage PPD for up to $40 million in CRO services. Upon regulatory approval of ARCT-032, Thermo Fisher would receive exclusive commercial manufacturing rights for the product for a specified duration, on terms to be set forth in a definitive commercial supply agreement to be negotiated in good faith by the parties. Arcturus may engage an alternative manufacturer only if Thermo Fisher is unable to supply, limited solely to the quantities and duration necessary to address the supply shortfall. The Thermo Fisher MSA has an initial term of five years from the effective date and automatically renews for successive one-year periods unless either party provides at least 90 days’ prior written notice of non-renewal.

Project Agreement

Under the Project Agreement, the services to be provided include technical transfer, engineering batches, manufacture of clinical trial materials, manufacture of process performance qualification batches, open-label extension batches, drug product fill and finish, product release, and stability studies. The Project Agreement remains in effect from its effective date until the completion of all services or earlier termination under the Thermo Fisher MSA.

Termination of Vaccine Collaboration with CSL Seqirus

On August 3, 2026, the Company entered into the Termination Agreement with CSL Seqirus pursuant to which the Company and CSL Seqirus mutually terminated the CSL Collaboration Agreement, effective as of such date. Under the Termination Agreement, the Company received a one-time cash payment of $12.0 million from CSL Seqirus. In addition, the Company was released from a liability and from repayment of an R&D credit with an aggregate value of approximately $16.0 million.

As a result of the termination, the Company regained strategic control of its vaccine portfolio, including KOSTAIVE® and its vaccine programs for seasonal influenza, pandemic influenza, respiratory syncytial virus (“RSV”) and Epstein-Barr virus (“EBV”), subject to ongoing arrangements with Meiji Seika Pharma (“Meiji”) for the Northern Hemisphere 2026-2027 season, which is expected to end on or around June 30, 2027. Beginning with the Northern Hemisphere 2027–2028 season, the Company expects to work directly with Meiji for KOSTAIVE® activities in Japan.

We are obligated to pay CSL Seqirus single-digit royalties and revenue-sharing payments on our future commercialization of vaccine products formerly licensed under the CSL Collaboration Agreement and successor products, where certain CSL Seqirus intellectual property is incorporated into such products, subject to agreed terms and conditions and applicable time limitations. With respect to certain of the vaccine products, we are obligated to pay a percentage of upfront payments received from future licensees up to pre-agreed amounts.

As a result of the termination, we expect deferred revenue from CSL Seqirus of approximately $5.2 million associated with remaining performance obligations under the CSL Collaboration Agreement to be recognized during the third quarter of 2026.

KOSTAIVE® for Japan

Meiji launched in Japan the two-dose vial of KOSTAIVE updated for the JN.1 variant XEC in August 2025. In June 2026, Meiji filed a Partial Change Application for KOSTAIVE updated for the NB.1.8.1 variant in a two-dose vial with Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) to support commercialization for the 2026-2027 season in Japan.

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

Revenue

We enter into arrangements with pharmaceutical and biotechnology partners and government agencies that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise and exclusivity fees and royalties on future sales. The following table summarizes our total revenues for the periods indicated:

	Three Months Ended June 30,		Change 2026 vs 2025
(in thousands)	2026	2025	Change	%
Collaboration revenue	$880	$24,510	$(23,630)	-96%
Grant revenue	2,079	3,791	(1,712)	-45%
Total	$2,959	$28,301	$(25,342)	-90%

Revenue decreased by $25.3 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decline was primarily driven by lower revenue recognized under the CSL collaboration, reflecting reduced supply agreement revenue and decreased amortization of deferred revenue as KOSTAIVE transitions from development to the commercial phase. Grant revenue also decreased primarily related to our agreement with BARDA, partially offset by increased grant revenue from the Gates Foundation.

	Six Months Ended June 30,		Change 2026 vs 2025
(in thousands)	2026	2025	$ change	% change
Collaboration revenue	$1,490	$49,987	$(48,497)	-97%
Grant revenue	3,530	7,696	(4,166)	-54%
Total	$5,020	$57,683	$(52,663)	-91%

Revenue decreased by $52.7 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decline was primarily driven by lower revenue recognized under the CSL collaboration, reflecting reduced supply agreement revenue and decreased amortization of deferred revenue as KOSTAIVE transitions from development to the commercial phase. Grant revenue also decreased primarily related to our agreement with BARDA, partially offset by increased grant revenue from the Gates Foundation.

Operating Expenses

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended June 30,		Change 2026 vs 2025		Six Months Ended June 30,		2025 to 2026
(in thousands)	2026	2025	$ change	% change	2026	2025	$ change	% change
Operating expenses:
Research and development, net	$17,515	$29,579	$(12,064)	-41%	$39,042	$64,471	$(25,429)	-39%
General and administrative	10,989	10,338	651	6%	20,454	21,654	(1,200)	-6%
Total	$28,504	$39,917	$(11,413)	-29%	$59,496	$86,125	$(26,629)	-31%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended June 30,		Change 2026 vs 2025		Six Months Ended June 30,		2025 to 2026
(in thousands)	2026	2025	$ change	% change	2026	2025	$ change	% change
LUNAR-COVID	$391	$3,831	$(3,440)	-90%	$993	$9,640	$(8,647)	-90%
LUNAR-OTC	1,870	2,901	(1,031)	-36%	4,588	4,477	111	2%
BARDA	642	2,459	(1,817)	-74%	966	4,941	(3,975)	-80%
LUNAR-CF, net	2,593	4,629	(2,036)	-44%	9,124	11,777	(2,653)	-23%
Early-stage programs	92	167	(75)	-45%	335	164	171	104%
Discovery technologies	1,341	2,439	(1,098)	-45%	3,095	4,627	(1,532)	-33%
Payroll and benefits	8,731	10,611	(1,880)	-18%	16,350	23,654	(7,304)	-31%
Facilities and equipment	1,855	2,542	(687)	-27%	3,591	5,191	(1,600)	-31%
Total research and development expenses, net	$17,515	$29,579	$(12,064)	-41%	$39,042	$64,471	$(25,429)	-39%

Research and development expenses were $17.5 million for the three months ended June 30, 2026, compared with $29.6 million for the three months ended June 30, 2025. The decrease was primarily driven by lower clinical trial expenses associated with the BARDA, LUNAR-CF, and LUNAR-OTC programs, as well as reduced manufacturing costs related to the LUNAR-COVID and LUNAR-OTC programs. Additional decreases were attributable to lower payroll and benefits costs associated with lower share-based compensation expense and a reduction in headcount.

Research and development expenses were $39.0 million for the six months ended June 30, 2026, compared with $64.5 million for the six months ended June 30, 2025. The decrease was primarily driven by lower manufacturing costs related to the LUNAR-COVID and LUNAR-CF programs, as well as reduced clinical trial expenses associated with the LUNAR-COVID, BARDA, and LUNAR-CF programs. Additional decreases were attributable to lower payroll and benefits costs associated with lower share-based compensation expense and a reduction in headcount, as well as lower facilities costs.

Early-stage programs represent programs that are in the preclinical or Phase 1 clinical stage and may be partnered or unpartnered. Early-stage programs include our Phase 1 clinical stage LUNAR-FLU program which was formerly partnered with CSL Seqirus. Discovery technologies represent our efforts to expand our product pipeline and are primarily related to pre-partnered studies and new capabilities. The related expenses may be partially offset with funds that have been reimbursed or awarded to us and consist of external manufacturing costs, lab supplies, equipment, and consulting and professional fees. Expenses for both early-stage programs and discovery technologies are expected to increase slightly over the next twelve months as we continue to advance both our early- and later-stage programs.

General and Administrative Expenses

General and administrative expenses were $11.0 million for the three months ended June 30, 2026, compared with $10.3 million for the three months ended June 30, 2025. The slight increase was related to legal and professional fees offset by reduced share-based compensation. General and administrative expenses were $20.5 million for the six months ended June 30, 2026, compared with $21.7 million for the six months ended June 30, 2025. The decrease was primarily due to lower share-based compensation expense, reduced payroll and benefits costs resulting from lower headcount, and lower facilities costs.

Finance income, net

	Three Months Ended June 30,		Change 2026 vs 2025		Six Months Ended June 30,		Change 2026 vs 2025
(in thousands)	2026	2025	$ change	% change	2026	2025	$ change	% change
Interest income	$1,819	$2,567	$(748)	-29%	$3,751	$5,339	$(1,588)	-30%

Interest income is generated by the Company’s cash and cash equivalents. The decrease in interest income for the three and six months ended June 30, 2026, compared to the same period in 2025, was primarily due to lower interest rates and a reduced cash balance.

Off-balance sheet arrangements

Through June 30, 2026, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended June 30, 2026, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements and government contracts, the sale of capital stock and long-term debt. Through the second quarter of 2026, we have received a total of approximately $514.3 million in upfront payments and milestones from CSL Seqirus. As of June 30, 2026, the Company’s balance of cash and cash equivalents was $191.5 million.

CSL Seqirus, Inc. Collaboration and License Agreement

In November 2022, we entered into the CSL Collaboration Agreement with CSL Seqirus, a part of CSL Limited, one of the world’s leading influenza vaccine providers, for global exclusive rights to research, develop, manufacture and commercialize mRNA vaccines. Following the end of the second quarter of 2026, we entered into the Termination Agreement with CSL Seqirus, pursuant to which we mutually terminated the CSL Collaboration Agreement effective as of August 3, 2026.

Under the Termination Agreement, we received a one-time cash payment of $12.0 million from CSL Seqirus. In addition, we were released from a liability and from repayment of an R&D credit with an aggregate value of approximately $16.0 million. We also regained strategic control of our vaccine portfolio, including KOSTAIVE® and our vaccine programs for seasonal influenza, pandemic influenza, RSV and EBV, subject to ongoing arrangements with Meiji for the Northern Hemisphere 2026-2027 season.

We are obligated to pay CSL Seqirus single-digit royalties and revenue-sharing payments on our future commercialization of vaccine products formerly licensed under the CSL Collaboration Agreement and successor products, where certain CSL Seqirus intellectual property is incorporated into such products, subject to agreed terms and conditions and applicable time limitations. With respect to certain of the vaccine products, we are obligated to pay a percentage of upfront payments received from future licensees up to pre-agreed amounts.

In connection with the termination, the parties agreed to dismiss the arbitration and exchanged mutual releases of claims.

As a result of the termination, we expect deferred revenue from CSL Seqirus of approximately $5.2 million associated with remaining performance obligations under the CSL Collaboration Agreement to be recognized during the third quarter of 2026.

Thermo Fisher Agreement

On June 26, 2026, we entered into a series of agreements with Thermo Fisher in support of the clinical development of ARCT-032. Under the agreement, Thermo Fisher has agreed to provide up to $40.0 million of qualifying clinical manufacturing services. We believe the agreement may reduce our future cash requirements associated with the clinical development of ARCT-032 by funding a portion of those development activities, subject to the terms of the agreement. See Note 8 to the condensed consolidated financial statements for additional information regarding the agreement.

Grant from the Biomedical Advanced Research and Development Authority

On August 31, 2022, we entered into a cost reimbursement contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (“HHS”) to support the development of a low-dose pandemic influenza candidate based on our proprietary self-amplifying messenger RNA-based vaccine platform. The BARDA Contract is to support our non-clinical and pre-clinical development, early-stage clinical development through Phase 1, and associated drug product manufacturing, regulatory and quality-assurance activities over a period of three years. It provides for reimbursement by BARDA of our permitted costs up to $63.2 million. As of June 30, 2026, the remaining available funding net of revenue earned was $24.6 million.

General Financial Resources

A portion of our current cash balance is expected to be utilized during fiscal year 2026 to fund (i) advances to our LUNAR-CF program in clinical trials, (ii) the continued Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, (iii) expenses incurred prior to customer payments under the BARDA agreement and any transition or settlement-related activities following termination of the CSL Collaboration Agreement and (iv) continued exploratory activities related to our platform and other general administrative activities.

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

Overview

The following table shows a summary of our cash flows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$(39,351)	$(40,893)
Investing activities	52	(137)
Financing activities	16	469
Net decrease in cash, cash equivalents and restricted cash	$(39,283)	$(40,561)

Operating Activities

Net cash used in operating activities was $39.4 million for the six months ended June 30, 2026, compared to $40.9 million for the six months ended June 30, 2025. The decrease in cash outflows was primarily driven by improved collections in accounts receivable and more favorable changes in accrued liabilities and deferred revenue. These factors were partially offset by less favorable changes in accounts payable and prepaid expenses.

Investing Activities

Net cash provided by investing activities was $0.1 million for the six months ended June 30, 2026, compared with net cash used of $0.1 million for the six months ended June 30, 2025. The increase in cash provided by investing activities was primarily driven by the absence of property and equipment purchases during the current year period.

Financing Activities

Net cash provided by financing activities was nominal for the six months ended June 30, 2026, compared to $0.5 million for the six months ended June 30, 2025. The decrease in cash provided by financing activities was primarily driven by lower proceeds from employee stock option exercises.

Funding Requirements

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin commercialization of our products. As a result, we will require additional capital to fund our operations in order to support our long-term plans. We believe that our current cash position will be sufficient to meet our anticipated cash requirements through at least the next twelve months, assuming, among other things, no significant unforeseen expenses and continued funding under existing agreements at anticipated levels. We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing when and as needed. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Our future funding requirements are difficult to forecast and will depend on many factors, including the following:

•
the development of our cystic fibrosis and OTC deficiency therapeutic candidates;
•
maintaining and/or expanding our manufacturing network and capabilities;
•
the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish, including transition arrangements with CSL Seqirus, arrangements with Meiji and any new collaboration arrangements, and any related payments thereunder;
•
the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates;
•
the maintenance and deployment of vaccine assets that we regained as a result of the Termination Agreement with CSL Seqirus;
•
the number and characteristics of product candidates that we pursue;
•
the outcome, timing and cost of regulatory approvals;
•
delays that may be caused by changing regulatory requirements;
•
the cost and timing of hiring new employees to support growth;
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, and our principal financial and accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level for the period covered by this report.

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

Management does not expect that our disclosure controls and procedures will prevent all error and all fraud. The effectiveness of our system, or any system, of disclosure controls and procedures, however well designed and operated, can provide only reasonable assurance that the objectives of the system will be met and is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating controls and procedures and the assumptions used in identifying the likelihood of future events.

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

On September 23, 2025, we filed a lawsuit against AbbVie Inc., Capstan Therapeutics, Inc. and other defendants in the United States District Court for the Southern District of California, asserting claims for trade secret misappropriation and breach of contract. The defendants filed a motion to discuss the complaint in December 2025, and we filed an opposition to that motion in January 2026. On March 30, 2026, the Court denied in part and granted in part the motion to dismiss. The Court gave us leave to amend on the points where it granted the motion. We filed an Amended Complaint on April 13, 2026, against the same defendants and asserting the same claims. Defendants answered the Amended Complaint on May 11, 2026, and Capstan Therapeutics asserted counterclaims for trade secret misappropriation against us and two of our employees, and for breach of contract against the two employees. We and the two employees answered the counterclaims on June 12, 2026. The Court has not yet set a trial date.

On August 3, 2026, we entered into a Termination and Settlement Agreement with CSL Seqirus, pursuant to which the parties agreed to dismiss the arbitration with CSL Seqirus that was before the International Chamber of Commerce, seeking payment of a milestone under the CSL Collaboration Agreement based on the European Commission’s grant of marketing authorization for a presentation of KOSTAIVE® in the European Union (“EU Milestone Payment”), and exchanged mutual releases of claims, including those related to the EU Milestone Payment. On August 5, 2026, Arcturus informed the ICC that Arcturus is dismissing the Arbitration because of the resolution reached with CSL Seqirus. That same day, the arbitral tribunal acknowledged dismissal of the arbitration.

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

The termination of our collaboration with CSL Seqirus requires us to advance, fund, and seek partners for our vaccine programs, and subjects us to additional risks and uncertainties.

On August 3, 2026, we entered into a Termination and Settlement Agreement with CSL Seqirus pursuant to which we mutually terminated the CSL Collaboration Agreement, effective as of such date (the “Termination Agreement”). The CSL Collaboration Agreement provided CSL Seqirus with exclusive global rights to research, develop, manufacture, and commercialize mRNA vaccines against COVID-19, influenza, and other infectious diseases using our STARR® and LUNAR® platform technologies. Under the CSL Collaboration Agreement, CSL Seqirus was responsible for leading development and commercialization of vaccines in the licensed fields, and collaboration revenue has historically been a significant component of our total revenue. We now bear sole responsibility for all decisions regarding the development, manufacturing, and commercialization of these vaccine products. We have limited experience commercializing vaccine products independently, and we may need to build internal commercial capabilities, enter into new partnerships, or engage distributors in order to maximize value of the assets, and there can be no assurance that we will be able to do so on favorable terms or at all. Several of the vaccine programs are in early-stage development, which will require substantial additional capital and resources to advance. We do not expect to receive any further milestone payments, research funding, or profit-sharing payments under the CSL Collaboration Agreement. Under the Termination Agreement, we are also obligated to pay CSL Seqirus royalties and revenue-sharing on our future commercialization of these vaccine products and successor products if such products are covered by CSL Seqirus royalty-bearing intellectual property, which could reduce the profitability of our vaccine programs and make such programs less attractive to potential partners.

During the Northern Hemisphere 2026-2027 season (expected to end June 30, 2027), CSL Seqirus and Meiji Seika Pharma (“Meiji”) will continue to be responsible for commercializing KOSTAIVE® in Japan, and for future seasons, we will need to establish direct or indirect commercial arrangements with Meiji or another distributor for the Japanese market, and any other markets. Any disruption in the transition of activities, supply, or regulatory responsibilities could adversely affect sales of KOSTAIVE® in Japan and damage our relationships with key counterparties and regulators. We have entered into a transition plan with CSL Seqirus for the orderly transfer of clinical trials, regulatory filings, intellectual property, and other materials, but there can be no assurance that such transition will be completed without delays or disruptions. We intend to evaluate strategic opportunities to maximize the value of the vaccine portfolio, including development, commercialization, and partnering opportunities, but there can be no assurance that we will identify suitable partners or enter into collaboration arrangements on favorable terms. The pursuit of multiple early-stage vaccine programs in parallel could strain our financial and operational resources and divert management attention from our rare disease therapeutic programs, which are our primary area of focus, and could have a material adverse impact on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, other than as set forth below:

•
Lance Kurata, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement as of May 15, 2026. Mr. Kurata's trading arrangement provides for the exercise of options to purchase up to 30,000 shares of common stock and the subsequent sale of up to an aggregate of 30,000 shares of common stock, beginning on August 14, 2026 and ending on March 31, 2027.
•
Dr. Padmanabh Chivukula, Chief Scientific Officer and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement on May 14, 2026. Dr. Chivukula’s trading arrangement provides for the sale of up to an aggregate of 60,000 shares of common stock, beginning on August 14, 2026 and ending on December 31, 2027.

Termination of Vaccine Collaboration with CSL Seqirus

On August 3, 2026, we entered into the Termination Agreement with CSL Seqirus pursuant to which we mutually terminated the CSL Collaboration Agreement, effective as of such date. Under the Termination Agreement, we received a one-time cash payment of $12.0 million from CSL Seqirus. In addition, we were released from a liability and from repayment of an R&D credit with an aggregate value of approximately $16 million.

As a result of the termination, we regained strategic control of our vaccine portfolio, including KOSTAIVE® and our vaccine programs for seasonal influenza, pandemic influenza, RSV and EBV, subject to ongoing arrangements with Meiji Seika Pharma (“Meiji”) for the Northern Hemisphere 2026-2027 season, which is expected to end on or around June 30, 2027. Beginning with the Northern Hemisphere 2027–2028 season, we expect to work directly with Meiji for KOSTAIVE® activities in Japan.

We are obligated to pay CSL Seqirus single-digit royalties and revenue-sharing payments on our future commercialization of vaccine products formerly licensed under the CSL Collaboration Agreement and successor products, where certain CSL Seqirus intellectual property is incorporated into such products, subject to agreed terms and conditions and applicable time limitations. With respect to certain of the vaccine products, we are obligated to pay a percentage of upfront payments received from future licensees up to pre-agreed amounts.

As a result of the termination, we expect deferred revenue from CSL Seqirus of approximately $5.2 million associated with remaining performance obligations under the CSL Collaboration Agreement to be recognized during the third quarter of 2026.

In connection with the termination, the parties agreed to dismiss the arbitration and exchanged mutual releases of claims. See “Part II – Other Information – Item 1. Legal Proceedings” for more information.

The foregoing description of the Termination Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Termination Agreement, a copy of which the Company intends to file with the Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2026.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

1.1

Controlled Equity Offering℠ Sales Agreement, dated as of December 23, 2022 by and between Cantor Fitzgerald & Co., Wells Fargo Securities, LLC and Arcturus Therapeutics Holdings Inc. Incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 filed on December 23, 2022 (File No. 333269003).

1.2

Amendment No. 1 to Controlled Equity Offering℠ Sales Agreement by and between Cantor Fitzgerald & Co., Wells Fargo Securities, LLC, William Blair & Company, L.L.C., and Arcturus Therapeutics Holdings Inc. Incorporated by reference to Exhibit 1.1 to Form 8-K filed on August 7, 2023.

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

10.2†	Amended and Restated 2019 Omnibus Equity Incentive Plan. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on August 5, 2020 (File No. 333-240397).

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

10.38

Employment Agreement between Arcturus Therapeutics Holdings Inc. and Dennis Mulroy dated April 27, 2026. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 7, 2026 (File No. 001-38942).

10.39* ***	Master Services Agreement between Arcturus Therapeutics, Inc. and Thermo Fisher Scientific Inc., dated June 26, 2026.

10.40* ***	Project Addendum for Development Services between Arcturus Therapeutics, Inc. and Patheon UK Limited, dated June 26, 2026.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: August 6, 2026	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer Principal Financial and Accounting Officer