Form 10-Q
period 2026-09-30
Arcturus Therapeutics Holdings Inc.
filed 2026-11-05
CIK 1768224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the registrant had 28,822,514 shares of voting common stock outstanding.

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
•
the initiation, design, cost, timing, progress, enrollment and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to, our research and development activities, preclinical studies and clinical trials, including those related to our therapeutics pipeline candidates ARCT-810, ARCT-2601 and ARCT-032;
•
the likelihood that clinical data will be sufficient for regulatory approval or completed in time to submit an application for regulatory approval within a particular timeframe;
•
interactions with regulatory authorities in the United States and foreign countries, including outcomes of meetings with the FDA regarding a regulatory pathway for ARCT-810, ARCT-2601 and ARCT-032;
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
•
the development of, and our plans to integrate ARCT-2601 into, our ongoing ARCT-810 Phase 2 study, and the potential of our LUNAR 2.0™ delivery platform to support new therapeutic programs, including in phenylketonuria (PKU) and gout;
•
the anticipated benefits of, and our ability to integrate, myNEO and its computational platform following the closing of the acquisition;
•
our ability to advance, fund, partner or commercialize KOSTAIVE® and our other vaccine programs following termination of the CSL Collaboration Agreement, and plans to work directly with Meiji for KOSTAIVE activities in Japan;
•
the anticipated benefits of our collaboration with Thermo Fisher Scientific Inc. for ARCT-032;
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

ii

•
our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
(in thousands, except par value information)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,817	$230,909
Accounts receivable	1,249	5,564
Prepaid expenses and other current assets	3,329	4,973
Total current assets	189,395	241,446
Property and equipment, net	4,807	6,736
Operating lease right-of-use assets, net	19,086	21,081
Non-current restricted cash	2,028	1,885
Total assets	$215,316	$271,148
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,768	$4,235
Accrued liabilities	22,158	23,898
Deferred revenue	419	8,246
Total current liabilities	28,345	36,379
Operating lease liabilities, net of current portion	18,244	20,784
Total liabilities	46,589	57,163
Stockholders’ equity
Common stock, $0.001 par value; 60,000 shares authorized; issued and outstanding shares were 28,461 at September 30, 2026 and 28,414 at December 31, 2025	28	28
Additional paid-in capital	741,452	728,547
Accumulated deficit	(572,753)	(514,590)
Total stockholders’ equity	168,727	213,985
Total liabilities and stockholders’ equity	$215,316	$271,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue:
Collaboration revenue	$16,852	$14,153	$18,342	$64,140
Grant revenue	1,445	2,998	4,975	10,695
Total revenue	18,297	17,151	23,317	74,835
Operating expenses:
Research and development, net	16,998	23,265	56,040	87,736
General and administrative	10,484	10,398	30,938	32,052
Total operating expenses	27,482	33,663	86,978	119,788
Loss from operations	(9,185)	(16,512)	(63,661)	(44,953)
Finance income, net	1,773	3,234	5,524	8,572
Other expense	(2)	(170)	(26)	(319)
Loss before income taxes	(7,414)	(13,448)	(58,163)	(36,700)
Provision for income taxes	—	—	—	4
Net loss	$(7,414)	$(13,448)	$(58,163)	$(36,704)
Net loss per share, basic and diluted	$(0.26)	$(0.49)	$(2.05)	$(1.35)
Weighted-average shares outstanding, basic and diluted	28,440	27,188	28,428	27,142
Comprehensive loss:
Net loss	$(7,414)	$(13,448)	$(58,163)	$(36,704)
Comprehensive loss	$(7,414)	$(13,448)	$(58,163)	$(36,704)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2025	28,414	$28	$728,547	$(514,590)	$213,985
Net loss	—	—	—	(26,964)	(26,964)
Share-based compensation expense	—	—	4,325	—	4,325
Issuance of common stock upon exercise of stock options	9	—	16	—	16
Balance – March 31, 2026	28,423	$28	$732,888	$(541,554)	$191,362
Net loss	—	—	—	(23,785)	(23,785)
Share-based compensation expense	—	—	4,231	—	4,231
Balance – June 30, 2026	28,423	$28	$737,119	$(565,339)	$171,808
Net loss	—	—	—	(7,414)	(7,414)
Share-based compensation expense	—	—	4,042	—	4,042
Issuance of common stock upon exercise of stock options	4	—	50	—	50
Issuance of common stock under equity plans	34	—	241	—	241
Balance – September 30, 2026	28,461	$28	$741,452	$(572,753)	$168,727

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2024	27,096	$27	$689,758	$(448,807)	$240,978
Net loss	—	—	—	(14,076)	(14,076)
Share-based compensation expense	—	—	6,662	—	6,662
Issuance of common stock upon exercise of stock options	25	—	195	—	195
Balance – March 31, 2025	27,121	$27	$696,615	$(462,883)	$233,759
Net loss	—	—	—	(9,180)	(9,180)
Share-based compensation expense	—	—	6,200	—	6,200
Issuance of common stock upon exercise of stock options	27	—	274	—	274
Balance – June 30, 2025	27,148	$27	$703,089	$(472,063)	$231,053
Net loss	—	—	—	(13,448)	(13,448)
Share-based compensation expense	—	—	5,729	—	5,729
Issuance of common stock upon exercise of stock options	52	—	640	—	640
Issuance of common stock under equity plans	35	—	585	—	585
Balance – September 30, 2025	27,235	$27	$710,043	$(485,511)	$224,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCTURUS THERAPEUTICS HOLDINGS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities
Net loss	$(58,163)	$(36,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,902	2,343
Share-based compensation expense	12,598	18,591
Gain on sale of equipment	(52)	—
Foreign currency transaction (gain) loss	(2)	319
Loss on disposal of property and equipment	80	—
Changes in assets and liabilities:
Accounts receivable	4,315	(3,977)
Prepaid expense and other assets	1,644	4,088
Right-of-use assets	1,995	2,835
Accounts payable	1,533	(1,616)
Accrued liabilities	(1,739)	(19,718)
Deferred revenue	(7,827)	(21,072)
Lease liabilities	(2,540)	(3,133)
Net cash used in operating activities	(46,256)	(58,044)
Investing activities
Acquisition of property and equipment	(52)	(318)
Proceeds from sale of equipment	52	—
Net cash used in investing activities	—	(318)
Financing activities
Proceeds from exercise of stock options	66	1,109
Proceeds from the issuance of common stock under equity plans	241	585
Proceeds from debt	—	15,000
Payments on debt obligations	—	(15,000)
Net cash provided by financing activities	307	1,694
Net decrease in cash, cash equivalents and restricted cash	(45,949)	(56,668)
Cash, cash equivalents and restricted cash at beginning of the period	232,794	293,913
Cash, cash equivalents and restricted cash at end of the period	$186,845	$237,245

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

The following table presents changes during the nine months ended September 30, 2026 in the balances of contract assets and liabilities as compared to what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

(in thousands)	December 31, 2025	Additions	Deductions	September 30, 2026
Contract Assets:
Accounts receivable	$5,564	$15,552	$(19,867)	$1,249
Contract Liabilities:
Deferred revenue	$8,246	$15,490	$(23,317)	$419

The following table summarizes the Company’s revenues for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Collaboration Revenue:
CSL Seqirus	$16,814	$13,553	$18,298	$63,453
Other collaboration revenue	38	600	44	687
Total collaboration revenue	$16,852	$14,153	$18,342	$64,140
Grant revenue:
BARDA	$781	$1,895	$3,040	$9,591
Gates Foundation	664	1,103	1,935	1,104
Total grant revenue	$1,445	$2,998	$4,975	$10,695

The following paragraphs provide information regarding the nature and purpose of the Company’s most significant collaboration and grant arrangements.

CSL Seqirus

On November 1, 2022, the Company entered into a Collaboration and License Agreement (as amended, the “CSL Collaboration Agreement”) with Seqirus, Inc., a part of CSL Limited (“CSL Seqirus”). Under the CSL Collaboration Agreement, the Company granted CSL Seqirus an exclusive global license to its mRNA technology (including STARR®) and LUNAR® lipid-mediated delivery, along with mRNA drug substance and drug product manufacturing processes. The Company received a $200.0 million upfront payment under the arrangement. The Company accounted for the CSL Collaboration Agreement under ASC 606 and identified five distinct performance obligations. The vaccine license was recognized at the point in time it was transferred in 2022. The research, development, and regulatory activities were recognized over time using a cost-based input method.

Termination Agreement

On August 3, 2026, the Company entered into a Termination and Settlement Agreement (the "Termination Agreement") with CSL Seqirus, under which the parties mutually terminated the CSL Collaboration Agreement, effective as of that date, except for certain provisions that continue to apply solely to the commercialization of KOSTAIVE® in Japan by Meiji through the Northern Hemisphere 2026–2027 season. Under the Termination Agreement, the Company received a one-time cash payment of $12.0 million from CSL Seqirus. The Company was also released from an R&D credit and from repayment of unspent development payments, with an aggregate value of approximately $16.0 million. In addition, the parties agreed to dismiss the pending arbitration and exchanged mutual releases of claims.

Upon termination, the Company was released from its remaining obligation to perform research and development services funded through the R&D credit. As a result, the Company had no remaining performance obligations under the CSL Collaboration Agreement. Transition activities under the Termination Agreement are mutual and administrative in nature and do not represent promised goods or services to CSL Seqirus. Accordingly, during the three months ended September 30, 2026, the Company recognized the remaining deferred revenue balance of $5.2 million as collaboration revenue. The revenue recognized was less than the aggregate value of the released obligations because the transaction price had been allocated to the performance obligations based on relative standalone selling prices. Under that allocation, the majority was allocated to the vaccine license and recognized in prior periods.

The $12.0 million termination payment settled the parties' dispute regarding the EU approval milestone. Because all performance obligations had been satisfied, the Company added the payment to the transaction price and recognized it in full as collaboration revenue during the three months ended September 30, 2026. These amounts were partially offset by the reversal of $0.4 million of previously recognized revenue related to amounts invoiced to CSL Seqirus that will not be collected as a result of the Termination Agreement.

Total revenue recognized under the CSL Collaboration Agreement was $16.8 million and $18.3 million for the three and nine months ended September 30, 2026, respectively. There was no deferred revenue for the CSL Collaboration Agreement as of September 30, 2026, compared to $6.2 million as of December 31, 2025.

As a result of the termination, the Company regained strategic control of its vaccine portfolio. This includes KOSTAIVE® and its vaccine programs for seasonal influenza, pandemic influenza, respiratory syncytial virus ("RSV"), and Epstein-Barr virus ("EBV"). This control is subject to ongoing arrangements with Meiji Seika Pharma ("Meiji") for the Northern Hemisphere 2026–2027 season, which is expected to end on or around June 30, 2027. Beginning with the Northern Hemisphere 2027–2028 season, the Company expects to work directly with Meiji for KOSTAIVE® activities in Japan.

Under the Termination Agreement, certain provisions of the CSL Collaboration Agreement survive solely to allow CSL Seqirus to continue to supply and commercialize KOSTAIVE® in Japan through Meiji for the Northern Hemisphere 2026–2027 season, after which the CSL Collaboration Agreement will terminate in its entirety. CSL Seqirus retained its existing economic rights with respect to KOSTAIVE® sales for that season. In addition, under the Termination Agreement, the Company is obligated to pay CSL Seqirus single-digit royalties and revenue-sharing payments on future commercialization of vaccine products formerly licensed under the CSL Collaboration Agreement, and on successor products, where certain CSL Seqirus intellectual property is incorporated into those products. These payments are subject to agreed terms and conditions and applicable time limitations. For certain of the vaccine products, the Company is also obligated to pay CSL Seqirus a percentage of upfront payments received from future licensees, up to pre-agreed amounts.

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

As of September 30, 2026, the remaining available funding net of revenue earned was $23.8 million.

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

Amounts received in advance are recorded as deferred revenue until the related qualifying costs are incurred. As of September 30, 2026, deferred grant revenue related to these agreements totaled $0.4 million.

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

As of September 30, 2026 and December 31, 2025, all assets measured at fair value on a recurring basis consisted of cash equivalents and money market funds, which were classified within Level 1 of the fair value hierarchy. The fair value of these financial instruments was measured based on quoted prices.

Note 4. Other Balance Sheet Details

Property and equipment, net balances consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Research equipment	$14,344	$14,942
Computers and software	948	1,069
Office equipment and furniture	402	604
Leasehold improvements	2,600	2,612
Total	18,294	19,227
Less accumulated depreciation and amortization	(13,487)	(12,491)
Property and equipment, net	$4,807	$6,736

Depreciation and amortization expense was $0.6 million and $1.9 million for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2025, respectively.

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued compensation	$8,501	$6,948
Cystic Fibrosis Foundation liability	5,756	6,394
Current portion of operating lease liabilities	3,621	4,214
Accrued facilities costs	560	1,400
Clinical trial accruals	663	399
Legal accrual	128	771
Other accrued research and development expenses	2,929	3,772
Total	$22,158	$23,898

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows:

(in thousands)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$184,817	$180,360
Restricted cash	—	55,000
Non-current restricted cash	2,028	1,885
Total cash, cash equivalents and restricted cash	$186,845	$237,245

Restricted cash includes cash required to be set aside as security for lease payments and to maintain a letter of credit for the benefit of the landlord of the Company’s offices. As of September 30, 2026 and 2025, the Company had restricted cash of $2.0 million and $1.9 million, respectively, in conjunction with property leases in San Diego, California, and such restriction is expected to be removed at the end of the lease term. As of September 30, 2025, restricted cash also included $55.0 million pledged as collateral pursuant to the Company's former security agreement with Wells Fargo Bank, National Association, which was terminated in December 2025.

Note 5. Stockholders’ Equity

Net Loss per Share

Potentially dilutive securities that were not included in the calculation of diluted net loss per share as they were anti-dilutive totaled 0.2 million and 0.1 million for the three and nine months ended September 30, 2026, respectively, and 0.5 million and 0.4 million for the three and nine months ended September 30, 2025, respectively.

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

During the three months ended December 31, 2025, the Company sold 1,179,201 shares of its common stock pursuant to the Sales Agreement at a weighted-average price of $10.38 per share, resulting in gross proceeds of approximately $12.2 million. After deducting offering costs of $0.5 million, the Company received net proceeds of approximately $11.7 million from these sales. In December 2025, the Company filed a replacement shelf registration statement on Form S‑3, which replaced the prior registration statement and continues to support the Sales Agreement. During the nine months ended September 30, 2026, the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement.

Note 6. Share-Based Compensation Expense

In June 2024 at the Company’s 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"), the stockholders of the Company approved an amendment to the Company’s 2019 Omnibus Equity Incentive Plan (as amended, the “2019 Plan”) which, among other things, increased the aggregate number of shares authorized for use in making awards to eligible persons under the 2019 Plan by 2,000,000 shares, for a total of up to 10,750,000 shares available for issuance. Pursuant to the terms of the plan, shares underlying awards that are forfeited, cancelled, or terminated without issuance are returned to the share reserve. As of September 30, 2026, a total of 1,095,640 shares remain available for future issuance under the 2019 Plan, subject to the terms of the 2019 Plan.

In October 2021, the Company adopted the 2021 Inducement Equity Incentive Plan which covers the award of up to 1,000,000 shares of common stock (the “2021 Plan”) effective as of October 15, 2021. Approval of the Company’s stockholders is not required as a condition to the effectiveness of the 2021 Plan for so long as the plan is in compliance with applicable Nasdaq inducement plan rules. In April 2022, the compensation committee of the Company’s board of directors approved a proposal to reduce the total number of shares available for future issuance under the 2021 Plan to 130,000. Pursuant to the terms of the plan, shares underlying awards that are forfeited, cancelled, or terminated without issuance are returned to the share reserve. As of September 30, 2026, a total of 188,926 shares remain available for future issuance under the 2021 Plan, subject to the terms of the 2021 Plan.

Share-Based Compensation

Share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$2,250	$3,342	$7,040	$10,414
General and administrative	1,792	2,387	5,558	8,177
Total	$4,042	$5,729	$12,598	$18,591

Note 7. Income Taxes

The Company is subject to taxation in the United States and various states. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory rate is due to federal and state income tax expense offset by a valuation allowance on the Company’s deferred tax assets.

The Company recorded negligible income tax expense for the three and nine months ended September 30, 2026 and 2025. No tax benefit was recorded for losses incurred in the United States, as such losses are offset by a full valuation allowance.

Note 8. Commitments and Contingencies

Cystic Fibrosis Foundation Agreement

On September 25, 2023, the Company amended its Development Program Letter Agreement, dated May 16, 2017 and as amended July 13, 2018 and August 1, 2019, with the Cystic Fibrosis Foundation (“CFF”). Pursuant to the amendment, (i) CFF increased the amount it will award to advance LUNAR-CF to $24.6 million from approximately $15.6 million, and (ii) the Company agreed to incur at least $15.0 million toward activities under the research plan. During the fourth quarter of 2023, the Company received the full payment from CFF related to the amendment. Total contra expense recognized was $0.1 million and $0.6 million for the three and nine months ended September 30, 2026 respectively, and $0.2 million and $0.9 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, $5.8 million and $6.4 million, respectively, remained in accrued liabilities.

Thermo Fisher Agreement

In June 2026, the Company entered into a series of agreements with Thermo Fisher Scientific Inc. (“Thermo Fisher”) and certain of Thermo Fisher’s affiliates to establish a strategic collaboration for the provision of contract development and manufacturing organization (“CDMO”) and contract research organization (“CRO”) services in connection with the development of ARCT-032, the Company's investigational mRNA therapeutic for cystic fibrosis (“CF”). Under the agreement, Thermo Fisher has agreed to provide qualifying clinical manufacturing services with an aggregate value of up to $40.0 million. Upon the Company's decision to advance

ARCT-032 into Phase 3 clinical development, the Company has agreed to engage Thermo Fisher's affiliate, PPD, Inc. (“PPD”), to perform qualifying CRO services for an aggregate value of up to $40.0 million for the Phase 3 clinical trial and related open-label extension study.

The agreement also contemplates that, following regulatory approval of ARCT-032 and subject to execution of a future commercial supply agreement and Thermo Fisher's continued ability to manufacture ARCT-032 in compliance with applicable regulatory requirements, Thermo Fisher would receive certain exclusive commercial manufacturing rights. As of September 30, 2026, no commercial supply agreement had been executed and no amounts had been recognized related to these provisions.

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

In September 2021, the Company entered into a non-cancellable lease agreement for office, research and development, engineering and laboratory space near its prior headquarters, and such lease term commenced during the second quarter of 2022. The initial term of this lease extends ten years and eight months from the date of possession, and the Company has the right to extend the term of the lease for an additional five-year period. When the lease term was determined for the operating lease right-of-use assets and lease liabilities, the extension option for the lease was not included. The lease has a monthly base rent ranging from $0.3 million to $0.4 million which escalates over the lease term. The Company received a free rent period of four months and also pays for various operating costs, including utilities and real property taxes. The Company entered into an irrevocable standby letter of credit with the landlord for a security deposit of $2.0 million upon executing the lease which is included (along with additional funds required to secure the letter of credit) in the balance of non-current restricted cash.

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

As of September 30, 2026, the remaining payments of the operating lease liabilities were as follows:

(in thousands)	Remaining Lease Payments
2026 (remainder of year)	1,326
2027	4,132
2028	3,822
2029	3,937
2030	4,055
Thereafter	7,758
Total remaining lease payments	25,030
Less: imputed interest	(3,165)
Total operating lease liabilities	$21,865
Weighted-average remaining lease term	5.9 years
Weighted-average discount rate	4.6%

Operating lease costs consist of the fixed lease payments included in operating lease liabilities and are recorded on a straight-line basis over the lease terms. Operating lease costs were $0.9 million and $2.8 million for the three and nine months ended September 30, 2026, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2025, respectively.

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

The following table presents information about reported segment revenues, segment loss, and significant segment expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues	$18,297	$17,151	$23,317	$74,835
Less:
Research and development:
LUNAR-COVID	1,115	3,890	2,108	13,530
LUNAR-OTC	3,073	780	7,661	5,257
BARDA	—	1,043	966	5,983
LUNAR-CF, net	2,042	3,210	11,166	14,987
Early-stage programs	—	370	335	536
Discovery technologies	1,747	1,720	4,842	6,346
Payroll and benefits	7,345	9,693	23,695	33,347
Facilities and equipment	1,676	2,559	5,267	7,750
Total research and development	16,998	23,265	56,040	87,736
General and administrative	10,484	10,398	30,938	32,052
Other (1)	(1,771)	(3,064)	(5,498)	(8,249)
Net loss	$(7,414)	$(13,448)	$(58,163)	$(36,704)

(1) Primarily includes interest income.

Note 10. Related Party Transactions

Equity-method Investment - ARCALIS, Inc.

Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. Equity-method investment activity is related to the Company's joint venture in ARCALIS, Inc. with Axcelead, Inc. The Company’s share of the investees’ results is presented as either income or loss from equity-method investees in the accompanying consolidated statements of operations and comprehensive loss. As of September 30, 2026, the carrying value of the equity-method investment in ARCALIS remained at zero.

Note 11. Subsequent Events

Acquisition of myNEO

On October 15, 2026, the Company, through its wholly owned subsidiary, Arcturus Therapeutics Europe B.V., completed the acquisition of all of the outstanding securities of myNeo BV (“myNEO”), a Belgium-based biotechnology company, including its proprietary artificial intelligence-based computational discovery platform and related intellectual property and technology. The Company acquired myNEO to strengthen its artificial intelligence infrastructure, improve mRNA design quality and enhance target identification capabilities.

At closing, the Company paid approximately $5.0 million in cash and issued 361,355 unregistered shares of the Company’s common stock as consideration for the acquisition. The acquisition also provides for contingent payments upon the achievement of specified clinical development milestones and from certain third-party collaboration arrangements, which are subject to an aggregate maximum of $20.0 million. Certain milestone payments may, subject to specified limitations, be settled in shares of the Company’s common stock.

As the acquisition was completed subsequent to September 30, 2026, the Company is in the process of assessing the accounting treatment of the acquisition as a business combination versus an asset acquisition and evaluating the significance of the acquisition under applicable SEC rules. The Company will provide additional disclosures regarding the acquisition, including the acquisition-date fair value of the consideration transferred, the amounts recognized for the major classes of assets acquired and liabilities assumed, goodwill, if any, the total amount of acquisition-related costs, and, if required, supplemental pro forma revenue and earnings information, in the Company's Annual Report on Form 10-K for the year ending December 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition and results of operations of Arcturus Therapeutics Holdings Inc. for the three and nine months ended September 30, 2026. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 3, 2026. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2025 Annual Report.

This report includes forward-looking statements which, although based on assumptions that we consider reasonable, are subject to risks and uncertainties which could cause actual events or conditions to differ materially from those currently anticipated and expressed or implied by such forward-looking statements. This report also includes certain statements based solely on information, reports and studies provided by or conducted by Seqirus, Inc. and Meiji Seika Pharma Co., Ltd. or their respective affiliates.

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

Overview

We are a messenger RNA medicines company focused on the development of liver and respiratory therapeutics. We have ongoing Phase 2 clinical studies for our RNA therapeutic candidates to potentially treat ornithine transcarbamylase (OTC) deficiency and cystic fibrosis (CF).

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

The treatment was generally safe and well tolerated. Bronchospasm was not reported in these participants, either with or without pretreatment with a bronchodilator. Treatment-related AEs that were identified in the single-dose Phase 1 study were also observed in some participants for the first few doses but ceased with continued dosing. Two subjects experienced SAEs after the dosing period that were unrelated to ARCT-032, and the safety review committee approved the study to proceed. After amending the protocol, a fourth cohort of up to 20 subjects began enrolling in March 2026 and continues to advance with active screening and enrollment in the United States, Israel and Turkey. Enrollment has accelerated due to increased site activations in Israel and Turkey and is expected to be completed by year-end 2026. The fourth cohort was initiated with 10 mg administered once daily via inhalation over a 12-week period to better assess longer term safety, tolerability, and early evidence of clinical efficacy.

•
LUNAR-OTC/ARCT-810 and ARCT-2601. The LUNAR-OTC development program addresses ornithine transcarbamylase (OTC) deficiency, a rare, life-threatening, genetic disease caused by mutations in the OTC gene that lead to dysfunctional or deficient OTC.

We have completed enrollment in the open-label multiple ascending dose Phase 2 study of ARCT-810 and all enrolled participants have completed study drug dosing. The study evaluates safety and pharmacodynamics in adults and adolescents requiring clinical management for OTC deficiency. In September 2026, we presented interim results from the U.S. Phase 2 study, in which eight participants were enrolled across the 0.3 mg/kg and 0.5 mg/kg dose cohorts.

In the Phase 2 study to date, ARCT-810 has generally been safe and well tolerated, with no serious adverse events reported. Most treatment-emergent adverse events were mild to moderate in severity; two participants experienced Grade 3 non-serious asymptomatic transaminitis events, which resolved after stopping study drug, and one participant discontinued after a single dose due to a non-serious adverse event. Study results demonstrated reductions in and/or maintenance of first-morning fasting ammonia levels within the normal range, including during periods of increased dietary protein intake. Treatment with ARCT-810 also reduced glutamine levels, with participants receiving the 0.5 mg/kg dose achieving mean glutamine concentrations within the normal range during treatment. In addition, weight gain was observed in all participants. These results are interim and based on a small number of participants in an open-label study and may not be predictive of final results.

ARCT-2601 is our next-generation investigational mRNA therapeutic candidate for the treatment of OTC deficiency. To date, ARCT-2601 has demonstrated a safety profile similar to ARCT-810 in non-GLP preclinical studies. Following a Type C meeting with the FDA in June 2026, we received feedback regarding the regulatory pathway for ARCT-2601. Based on available data and FDA feedback, we plan to initiate dosing of ARCT-2601 in participants with OTC deficiency aged 12 years and older in Q1 2027 under an amended Phase 2 protocol that is expected to incorporate ARCT-2601 into the ongoing ARCT-810 Phase 2 study. Based on non-human primate data, ARCT-2601 may offer the potential for lower and/or less frequent dosing compared to ARCT-810.

LUNAR 2.0™

In September 2026, we announced LUNAR 2.0™, the Company’s next-generation mRNA delivery technology that incorporates improved lipids and an enhanced formulation process specific to these lipids. In non-human primates (NHPs), LUNAR 2.0™ demonstrated a 40-fold improvement compared to LUNAR 1.0 in expressing human erythropoietin (hEPO). In a separate NHP study, LUNAR 2.0™ exhibited 38-fold more potency than ATX-95, the key lipid in ARCT-810, in expressing human ornithine transcarbamylase (hOTC). We have expanded our mRNA therapeutics pipeline to include programs targeting phenylketonuria (PKU) and gout using the LUNAR 2.0™ platform. These preclinical results may not be replicated in humans. ARCT-2601 uses the LUNAR 2.0™ platform and modification to the mRNA chemistry. In a preclinical model of OTC deficiency in mice, ARCT-2601 achieved 100% survival through Day 45 across all evaluated dosing regimens (weekly, bi-weekly, monthly) compared with approximately 33% survival for ARCT-810 at the same dose weekly (only regimen evaluated for ARCT-810).

myNEO Agreement

On September 21, 2026, we entered into a definitive agreement to acquire myNeo BV (“myNEO”), a Belgium-based artificial intelligence discovery company with which we have collaborated since 2024. The transaction closed on October 15, 2026. Through the acquisition, we obtained myNEO’s computational engine and related proprietary intellectual property, which we intend to use to enhance our mRNA design and target identification capabilities in antigen design, mRNA optimization and target identification, including to support pipeline development and expand strategic opportunities in oncology. The consideration consists of a base purchase price of $10.0 million, subject to customary adjustments, payable in a combination of cash and an aggregate of 361,355 unregistered shares of our common stock with a number of shares and an amount of cash held in escrow, plus contingent milestone and collaboration payments of up to an aggregate of $20.0 million, a portion of which may be paid in shares of our common stock at our election. See Note 11 to our condensed consolidated financial statements for additional information.

Termination of Vaccine Collaboration with CSL Seqirus

On August 3, 2026, the Company entered into the Termination Agreement with CSL Seqirus pursuant to which the Company and CSL Seqirus mutually terminated the CSL Collaboration Agreement, effective as of such date. Under the Termination Agreement, the Company received a one-time cash payment of $12.0 million from CSL Seqirus. In addition, the Company was released from an R&D credit and from repayment of unspent development payments with an aggregate value of approximately $16.0 million.

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

As a result of the termination, we recognized revenue of approximately $16.8 million during the third quarter of 2026.

KOSTAIVE®

Meiji launched in Japan the two-dose vial of KOSTAIVE updated for the JN.1 variant XEC in August 2025. In June 2026, Meiji filed a Partial Change Application for KOSTAIVE updated for the NB.1.8.1 variant in a two-dose vial with Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) to support commercialization for the 2026-2027 season in Japan. The application was approved on August 25, 2026, and commercial sales of KOSTAIVE in Japan are ongoing for the 2026-2027 season.

In the EU and UK, the Marketing Authorization Holders (MAHs) for KOSTAIVE were successfully transferred from CSL Seqirus to Arcturus in September and October 2026, respectively, in preparation for KOSTAIVE commercial activities in 2027.

Publications

In September 2026, we published the manuscript 'Extended dosing intervals enhance the durability of a self-amplifying mRNA vaccine against pandemic H5N1 influenza: a randomized, observer-blind, dose-finding Phase I study' in Nature Communications (https://doi.org/10.1038/s41467-026-78031-9). The manuscript summarizes results from a Phase 1 study (NCT06602531) of ARCT-2304, a bicistronic self-amplifying mRNA vaccine against H5N1 influenza, in 212 healthy adults. Participants received two doses of 1.5 µg, 5 µg or 12 µg, given either four or eight weeks apart. The study concluded that the longer dosing interval enhanced the durability of the immune response, and the results support a potential role for self-amplifying mRNA platforms in protecting against pandemic influenza.

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

Revenue

We enter into arrangements with pharmaceutical and biotechnology partners and government agencies that may contain upfront payments, license fees for research and development arrangements, research and development funding, milestone payments, option exercise and exclusivity fees and royalties on future sales. The following table summarizes our total revenues for the periods indicated:

	Three Months Ended September 30,		Change 2026 vs 2025
(in thousands)	2026	2025	Change	%
Collaboration revenue	$16,852	$14,153	$2,699	19%
Grant revenue	1,445	2,998	(1,553)	-52%
Total	$18,297	$17,151	$1,146	7%

Revenue increased by $1.1 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Collaboration revenue increased $2.7 million, primarily driven by the termination of the CSL Collaboration Agreement on August 3, 2026, upon which we recognized the $12.0 million termination payment and the remaining deferred revenue under the agreement, resulting in total CSL revenue of $16.8 million for the three months ended September 30, 2026. The increase was partially offset by a $1.6 million decrease in grant revenue, primarily related to our agreements with BARDA and the Gates Foundation.

	Nine Months Ended September 30,		Change 2026 vs 2025
(in thousands)	2026	2025	$ change	% change
Collaboration revenue	$18,342	$64,140	$(45,798)	-71%
Grant revenue	4,975	10,695	(5,720)	-53%
Total	$23,317	$74,835	$(51,518)	-69%

Revenue decreased by $51.5 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Collaboration revenue decreased $45.8 million, primarily due to lower revenue recognized under the CSL Collaboration Agreement prior to its termination, partially offset by the recognition of the $12.0 million termination payment and the remaining deferred revenue upon termination of the CSL Collaboration Agreement on August 3, 2026. Grant revenue decreased $5.7 million, primarily related to our agreement with BARDA, partially offset by increased grant revenue from the Gates Foundation.

Operating Expenses

Our operating expenses consist of research and development and general and administrative expenses.

	Three Months Ended September 30,		Change 2026 vs 2025		Nine Months Ended September 30,		Change 2026 vs 2025
(in thousands)	2026	2025	$ change	% change	2026	2025	$ change	% change
Operating expenses:
Research and development, net	$16,998	$23,265	$(6,267)	-27%	$56,040	$87,736	$(31,696)	-36%
General and administrative	10,484	10,398	86	1%	30,938	32,052	(1,114)	-3%
Total	$27,482	$33,663	$(6,181)	-18%	$86,978	$119,788	$(32,810)	-27%

Research and Development Expenses, net

The following table presents our total research and development expenses by category:

	Three Months Ended September 30,		Change 2026 vs 2025		Nine Months Ended September 30,		Change 2026 vs 2025
(in thousands)	2026	2025	$ change	% change	2026	2025	$ change	% change
LUNAR-COVID	$1,115	$3,890	$(2,775)	-71%	$2,108	$13,530	$(11,422)	-84%
LUNAR-OTC	3,073	780	2,293	*	7,661	5,257	2,404	46%
BARDA	-	1,043	(1,043)	-100%	966	5,983	(5,017)	-84%
LUNAR-CF, net	2,042	3,210	(1,168)	-36%	11,166	14,987	(3,821)	-25%
Early-stage programs	-	370	(370)	-100%	335	536	(201)	-38%
Discovery technologies	1,747	1,720	27	2%	4,842	6,346	(1,504)	-24%
Payroll and benefits	7,345	9,693	(2,348)	-24%	23,695	33,347	(9,652)	-29%
Facilities and equipment	1,676	2,559	(883)	-35%	5,267	7,750	(2,483)	-32%
Total research and development expenses, net	$16,998	$23,265	$(6,267)	-27%	$56,040	$87,736	$(31,696)	-36%

* Greater than 100%

Research and development expenses were $17.0 million for the three months ended September 30, 2026, compared with $23.3 million for the three months ended September 30, 2025, and $56.0 million for the nine months ended September 30, 2026, compared with $87.7 million for the nine months ended September 30, 2025. The decreases for both periods were primarily driven by lower clinical trial expenses associated with the LUNAR-COVID and BARDA programs and lower manufacturing costs related to the LUNAR-COVID program. Additional decreases for both periods were attributable to lower payroll and benefits costs associated with a reduction in headcount and lower share-based compensation expense, as well as lower facilities costs.

Early-stage programs represent programs that are in the preclinical or Phase 1 clinical stage and may be partnered or unpartnered. Early-stage programs include our Phase 1 clinical stage LUNAR-FLU program which was formerly partnered with CSL Seqirus. Discovery technologies represent our efforts to expand our product pipeline and are primarily related to pre-partnered studies and new capabilities. The related expenses were partially offset with funds that have been reimbursed or awarded to us and consist of external manufacturing costs, lab supplies, equipment, and consulting and professional fees. Expenses for both early-stage programs and discovery technologies are expected to increase slightly over the next twelve months as we continue to advance both our early- and later-stage programs.

General and Administrative Expenses

General and administrative expenses were $10.5 million for the three months ended September 30, 2026, compared with $10.4 million for the three months ended September 30, 2025. The slight increase was related to legal and professional fees offset by reduced share-based compensation. General and administrative expenses were $30.9 million for the nine months ended September 30, 2026, compared with $32.1 million for the nine months ended September 30, 2025. The decrease was primarily due to lower payroll and benefit costs and lower share-based compensation expense, both resulting from reduced headcount, partially offset by an increase in legal and professional fees.

Finance income, net

	Three Months Ended September 30,		Change 2026 vs 2025		Nine Months Ended September 30,		Change 2026 vs 2025
(in thousands)	2026	2025	$ change	% change	2026	2025	$ change	% change
Interest income	$1,773	$3,234	$(1,461)	-45%	$5,524	$8,572	$(3,048)	-36%

Interest income is generated by the Company’s cash and cash equivalents. The decrease in interest income for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily due to lower interest rates and a reduced cash balance.

Liquidity and Capital Resources

From the Company’s inception through the quarter ended September 30, 2026, the Company has funded its operations principally with the proceeds from revenues earned through collaboration agreements and government contracts, the sale of capital stock and long-term debt. Through the termination of the CSL Collaboration Agreement, we received a total of approximately $514.3 million in upfront payments and milestones from CSL Seqirus, in addition to the $12.0 million payment received under the Termination Agreement. As of September 30, 2026, the Company’s balance of cash and cash equivalents was $184.8 million.

CSL Seqirus, Inc. Collaboration and License Agreement

In November 2022, we entered into the CSL Collaboration Agreement with CSL Seqirus, a part of CSL Limited, one of the world’s leading influenza vaccine providers, for global exclusive rights to research, develop, manufacture and commercialize mRNA vaccines. On August 3, 2026, we entered into the Termination Agreement with CSL Seqirus, pursuant to which we mutually terminated the CSL Collaboration Agreement effective as of such date.

Under the Termination Agreement, we received a one-time cash payment of $12.0 million from CSL Seqirus. In addition, we were released from an R&D credit and from repayment of unspent development payments with an aggregate value of approximately $16.0 million. We also regained strategic control of our vaccine portfolio, including KOSTAIVE® and our vaccine programs for seasonal influenza, pandemic influenza, RSV and EBV, subject to ongoing arrangements with Meiji for the Northern Hemisphere 2026-2027 season.

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

As a result of the termination, we recognized revenue of approximately $16.8 million during the third quarter of 2026.

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

Grant from the Biomedical Advanced Research and Development Authority

On August 31, 2022, we entered into a cost reimbursement contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) within the U.S. Department of Health and Human Services (“HHS”) to support the development of a low-dose pandemic influenza candidate based on our proprietary self-amplifying messenger RNA-based vaccine platform. The BARDA Contract is to support our non-clinical and pre-clinical development, early-stage clinical development through Phase 1, and associated drug product manufacturing, regulatory and quality-assurance activities over a period of three years. It provides for reimbursement by BARDA of our permitted costs up to $63.2 million. As of September 30, 2026, the remaining available funding net of revenue earned was $23.8 million.

General Financial Resources

A portion of our current cash balance is expected to be utilized during the next twelve months to fund (i) advances to our LUNAR-CF program in clinical trials, (ii) the continued Phase 2 trial of ARCT-810, our LUNAR-OTC candidate, and the planned integration of ARCT-2601 into that trial, (iii) expenses incurred prior to customer payments under the BARDA agreement and any transition or settlement-related activities following termination of the CSL Collaboration Agreement, (iv) the cash portion of the consideration for our acquisition of myNEO, which closed on October 15, 2026, and (v) continued exploratory activities related to our platform, including LUNAR 2.0™, the integration of myNEO, and other general administrative activities.

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

We expect to continue to incur additional losses in the long term, and we will need to raise additional debt or equity financing or enter into additional partnerships to fund development. Our ability to transition to profitability is dependent on regulatory approvals of our product candidates and subsequent sales of KOSTAIVE and any approved products, and identifying and developing other successful mRNA drug and vaccine candidates. If we are not able to achieve planned milestones or incur costs in excess of our forecasts, we will need to reduce discretionary spending, discontinue the development of some or all of our programs, which will delay part of our development programs, all of which will have a material adverse effect on our ability to achieve our intended business objectives.

Cash Flows

The following table shows a summary of our cash flows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$(46,256)	$(58,044)
Investing activities	—	(318)
Financing activities	307	1,694
Net decrease in cash, cash equivalents and restricted cash	$(45,949)	$(56,668)

Operating Activities

Net cash used in operating activities was $46.3 million for the nine months ended September 30, 2026, compared to $58.0 million for the nine months ended September 30, 2025. The decrease in net cash used in operating activities was primarily driven by the $12.0 million payment received under the Termination Agreement and lower cash outflows related to accrued liabilities and deferred revenue, partially offset by a higher net loss and lower share-based compensation expense.

Investing Activities

Net cash used in investing activities was nominal for the nine months ended September 30, 2026, compared to $0.3 million for the nine months ended September 30, 2025. The decrease in cash outflows was primarily driven by a decrease in purchases of property and equipment during the current-year period.

Financing Activities

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2026, compared to $1.7 million for the nine months ended September 30, 2025. The decrease in cash provided by financing activities was primarily driven by lower proceeds from employee stock option exercises.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2025 Annual Report, except as related to the myNEO acquisition discussed in Note 11 to the condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer, and our principal financial and accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level for the period covered by this report.

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

On September 23, 2025, we filed a lawsuit against AbbVie Inc., Capstan Therapeutics, Inc. and other defendants in the United States District Court for the Southern District of California, asserting claims for trade secret misappropriation and breach of contract. We filed an Amended Complaint on April 13, 2026, against the same defendants and asserting the same claims. Defendants answered the Amended Complaint on May 11, 2026. On the same date, Capstan Therapeutics asserted counterclaims for trade secret misappropriation against us and two of our employees, and for breach of contract against the two employees. We and the two employees answered the counterclaims on June 12, 2026. The parties are presently engaged in motion practice regarding identification of trade secret claims and have served discovery upon one another. The Court has not yet set a trial date.

On August 3, 2026, we entered into a Termination and Settlement Agreement with CSL Seqirus, pursuant to which the parties agreed to dismiss the arbitration with CSL Seqirus that was before the International Chamber of Commerce (the “ICC”), seeking payment of a milestone under the CSL Collaboration Agreement based on the European Commission’s grant of marketing authorization for a presentation of KOSTAIVE® in the European Union (“EU Milestone Payment”), and exchanged mutual releases of claims, including those related to the EU Milestone Payment. On August 5, 2026, we informed the ICC that we were dismissing the arbitration because of the resolution reached with CSL Seqirus. That same day, the arbitral tribunal acknowledged dismissal of the arbitration.

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

We may not realize the anticipated benefits of our acquisition of myNEO, and the acquisition and integration of myNEO may disrupt our business.

On October 15, 2026, we completed our acquisition of myNEO, an artificial intelligence discovery company based in Belgium. The success of the acquisition will depend on our ability to integrate myNEO’s personnel, technology and operations, retain key myNEO personnel, several of whom have transitioned to consulting arrangements with us, and successfully apply myNEO’s computational engine to our mRNA design and target identification efforts. myNEO’s technology has not been validated in the development of an approved product, and there can be no assurance that it will improve the quality, speed or success of our research and development programs. The integration of myNEO may require significant management attention and resources, may involve unanticipated costs, liabilities or delays, and may expose us to risks associated with operating in a foreign jurisdiction, including compliance with data privacy, employment and tax laws. In addition, we issued unregistered shares of our common stock as part of the closing consideration and may issue additional shares in satisfaction of contingent milestone payments, which would result in dilution to our existing stockholders, and the sale of such shares into the public market following any applicable holding period could adversely affect the market price of our common stock. If we are unable to integrate myNEO successfully or realize the anticipated benefits of the acquisition, our business, financial condition and results of operations could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

1.1

Controlled Equity Offering℠ Sales Agreement, dated as of December 23, 2022 by and between Cantor Fitzgerald & Co., Wells Fargo Securities, LLC and Arcturus Therapeutics Holdings Inc. Incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 filed on December 23, 2022 (File No. 333-269003).

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

10.36†

Separation Agreement and General Release between Arcturus Therapeutics Holdings Inc. and Andy Sassine dated December 11, 2025. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 15, 2025 (File No. 001-38942).

10.37†

Employment Agreement between Arcturus Therapeutics Holdings Inc. and Joe Roberts dated July 3, 2018. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 15, 2025 (File No. 001-38942).

10.38†

Employment Agreement between Arcturus Therapeutics Holdings Inc. and Dennis Mulroy dated April 27, 2026. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 7, 2026 (File No. 001-38942).

10.39***

Master Services Agreement between Arcturus Therapeutics, Inc. and Thermo Fisher Scientific Inc., dated June 26, 2026. Incorporated by reference to Exhibit 10.39 to Quarterly Report on Form 10-Q filed on August 6, 2026 (File No. 001-38942).

10.40***

Project Addendum for Development Services between Arcturus Therapeutics, Inc. and Patheon UK Limited, dated June 26, 2026. Incorporated by reference to Exhibit 10.40 to Quarterly Report on Form 10-Q filed on August 6, 2026 (File No. 001-38942).

10.41* ***	Termination and Settlement Agreement, dated August 3, 2026, by and between Arcturus Therapeutics, Inc. and Seqirus Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Arcturus Therapeutics Holdings Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing

*** Certain confidential portions of this exhibit have been omitted because such portions are both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

† Management compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCTURUS THERAPEUTICS HOLDINGS INC.

Date: November 5, 2026	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer Principal Financial Officer